Form 10-Q
period 2013-05-31
SBOR, Inc.
filed 2013-07-15
CIK 1558009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-186869

SBOR, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-5355653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13100 Boones Ferry Road, Lake Oswego, OR
(Address of principal executive offices)

503-882-8980
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of July 5, 2013, there were 3,700,000 shares of the issuer’s common stock, par value $0.0001, outstanding.

SBOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Prospectus under Rule 424(B)(2) filed with the SEC on May 10, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending November 30, 2013.

SBOR, Inc.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION ON APRIL 30, 2012 TO MAY 31, 2013

SBOR, Inc.

(A Development Stage Company)

Balance Sheet

	May 31, 2013	November 30, 2012
ASSETS	(Unaudited)
Current Assets
Cash	$24,519	$8,252
Total Current Assets	24,519	8,252

Total Assets	$24,519	$8,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$787	$-
Total Current Liabilities	787	-

Total Liabilities	787	$-

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 3,200,000 and 2,000,000 shares issued and outstanding, respectively	320	200
Additional paid-in capital	39,680	9,800
Deficit accumulated during the development stage	(16,268)	(1,748)
Total Stockholders’ Equity	23,732	8,252

Total Liabilities and Stockholders’ Equity	$24,519	$8,252

The notes are an integral part of these financial statements

SBOR, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended May 31, 2013	Six Months Ended May 31, 2013	For the Period from Inception (April 30, 2012) to May 31, 2012	For the Period from Inception (April 30, 2012) to May 31, 2013

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	28	106	-	106
Professional fees	5,947	14,414	935	16,162
Total operating expenses	5,975	14,520	935	16,268

Net loss	$(5,975)	$(14,520)	$(935)	$(16,268)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Shares Outstanding	2,506,087	2,313,187	937,500

The notes are an integral part of these financial statements.

SBOR, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

For the Period from Inception (April 30, 2012) to February 28, 2013

	Common Shares		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance - April 30, 2012 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	2,000,000	200	9,800	-	10,000
Net loss for the period	-	-	-	(1,748)	(1,748)

Balance – November 30, 2012	2,000,000	200	9,800	(1,748)	8,252

Common shares issued for cash at $0.025 per share	1,200,000	120	29,880	-	30,000
Net loss for the period (unaudited)	-	-	-	(14,520)	(14,520)

Balance – May 31, 2013 (unaudited)	3,200,000	$320	$39,680	$(16,268)	$23,732

The notes are an integral part of these financial statements.

SBOR, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended May 31, 2013	For the Period from Inception (April 30, 2012) to May 31, 2012	For the Period From Inception (April 30, 2012) to May 31, 2013

Cash Flows from Operating Activities:
Net loss	$(14,520)	$(935)	$(16,268)
Changes in operating assets and liabilities:
Accounts Payable	787	-	787
Net Cash Used by Operating Activities	(13,733)	(935)	(15,481)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	30,000	5,000	40,000
Net Cash Provided by Financing Activities	30,000	5,000	40,000

Net increase in cash	16,267	4,065	24,519

Cash at beginning of period	8,252	-	-

Cash end of period	$24,519	4,065	$24,519

Supplemental Cash Flow Disclosure:
Interest paid	$-	-	$-
Taxes paid	$-	-	$-

The notes are an integral part of these financial statements.

SBOR, Inc.

(A Development Stage Company)

Notes to the Financial Statements

February 28, 2013

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

SBOR, Inc. (the “Company”) was incorporated in the State of Nevada on April 30, 2012 and it is based in Lake Oswego, Oregon, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is November 30.

The Company is a development stage company that intends to manage the renovation, upgrades, and maintenance of real estate properties.  To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.”  The Company is devoting substantially all of its efforts to development of business plans.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).  These audited financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $24,519 and $8,252 in cash and cash equivalents at May 31, 2013 and November 30, 2012, respectively.

Concentrations of Credit Risks

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, “Revenue Recognition.”  Revenue consists of management fees for the renovation, upgrades, and maintenance of real estate properties. Sales income is recognized only when all of the following criteria have been met:

i)         Persuasive evidence for an agreement exists;

ii)        Service has been provided;

iii)       The fee is fixed or determinable; and

iv)       Collection is reasonably assured.

Loss per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of May 31, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $14,520 and used cash in operating activities of $13,733 for the six month period ended May 31, 2013.  The Company had working capital, stockholders’ equity, and accumulated deficit of $23,732, $23,732 and $16,268, respectively, at May 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	May 31, 2013		November 30, 2012
Income tax expense at statutory rate	$(4,937)		$(594)
Change in valuation allowance	4,937		594)
Income tax expense per books	$-	$	-)

Net deferred tax assets consist of the following components as of:

	May 31, 2013		November 30, 2012
NOL Carryover	$5,531		$594
Valuation allowance	(5,531)		(594)
Net deferred tax asset	$-	$	-)

The Company has approximately $16,268 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032. Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 5 – SHAREHOLDER’S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 10,000,000 preferred shares, both with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

Since inception (April 30, 2012) to May 31, 2013, the company has issued a total of 3,200,000 common shares for $40,000 cash, as follows:

  On May 2, 2012, the Company issued 1,000,000 shares to an officer and director for $5,000 cash.
  On June 12, 2012, the Company issued 1,000,000 shares to an officer and director and $5,000 cash.
  During January 2013, the Company issued to unaffiliated investors 360,000 shares at $0.025 per share for $9,000 cash.
  During May 2013, the Company issued to unaffiliated investors 840,000 shares at $0.025 per share for $21,000 cash.

Preferred Share Issuances

There were no preferred shares issued from inception (April 30, 2012) to the period ended May 31, 2013.

NOTE 6 – SUBSEQUENT EVENTS

In June and July 2013, the Company issued to unaffiliated investors 500,000 shares at $0.025 per share for $12,500 cash under its current prospectus offering.

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any additional material recognizable subsequent events after May 31, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Prospectus, Form 424(B)(2), as filed on May 10, 2013.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “SBOR,” “we,” “us,” or “our” are to SBOR, Inc.

Results of Operations

We have generated no revenues since inception and have incurred $16,268 in expenses through May 31, 2013.

The following table provides selected financial data about our company for the period ended May 31, 2013 and the year ended November 30, 2012.

Balance Sheet Date	May 31, 2013	November 30, 2012

Cash	$24,519	$8,252
Total Assets	$24,519	$8,252
Total Liabilities	$787	$-
Stockholders’ Equity	$23,732	$8,252

Three Month Period May 31, 2013 Compared to the Period From Inception (April 30, 2012) to May 31, 2012.

	Three months ended May 31, 2013	For the Period from Inception (April 30, 2012) to May 31, 2012	Six months ended May 31, 2013

General and administrative expenses	$28	$-	$106
Professional fees	5,947	935	14,414
Net Loss	$(5,975)	$(935)	$(14,420)

Our net loss for the three months ended May 31, 2013 was approximately $5,975 compared to a net loss of $935 for the period from Inception (April 30, 2012) to May 31, 2012.  Our net loss for the six months ended May 31, 2013 was 14,420.  During the three and six months ended May 31, 2013 and the period from Inception (April 30, 2012) to May 31, 2012, we did not generate any revenue.  Net loss during the period from inception (April 30, 2012) to May 31, 2013 was $16,268.

Plan of Operation

Our auditors have issued a going concern opinion on our audited financial statements for the year ended November 30, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  On May 10, 2013, we filed a Prospectus Offering with the SEC.  On July 8, 2013, we closed that offering, having raised $33,500.  We believe these funds to be sufficient to pursue our business plan for the next 12 months.  However, if we do not generate revenues, we may need to raise sufficient capital from other sources.  Our only other source for cash at this time is investments by others.  Management intends to raise additional funds through public or private placement offerings, if the need for additional capital arises.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities   Additionally, while we do not have any written agreements, management has generally indicated a willingness to contribute additional funds on an as-needed basis.

SBOR is a development stage company that has minimal operations, no revenue, no financial backing and limited assets.  Our plan is to manage the renovation, upgrades, and maintenance of distressed, bank-owned, and foreclosed real estate properties.

During the first year of operations, the 12 month period from the date of this report, SBOR will apply to get its common stock listed on an Over-the-Counter Bulletin Board, finalize its sborealestate.com website, complete our sub-contractor list, prospect for clients, and market our business on affiliate websites.  We hope to realize revenues 6 months after completion of our offering which was closed on July 8, 2013.

We have finalized construction of our dedicated website (http://www.sborealestate .com) and it is now live.  For our Internet marketing efforts, the website content is search engine optimized, as well as outreaches to relevant partner sites and blogs to build link exchanges, driving traffic to our site. We will also utilize Search Engine Paid Advertising and Social Media Marketing to disseminate our service to owners of real estate properties requiring renovation or refurbishing.  A stylish direct mail piece will also be produced highlighting our services and targeted to customers.

We will begin our internet marketing efforts now that completion and the launch of our website has occurred and will begin to source prospective realtor partners, investors and contractors through cold calls, referencing state lists of licensed and registered contractors, direct mail strategies, SEO, PPC and SMM. We will also explore taking out advertisements in key trade magazines or other industry related websites.  We will focus our marketing on real estate brokers, agents and real estate investor professionals.  We expect these advertising and marketing efforts to span over a period of 6 months and to coincide and be a part of our customer outreach efforts.   The table below outlines the budget for these expenditures depending on how much we raise in our offering.

We will begin development of the cloud-based database system that will be used to manage our business in August and will be completed within 30 days.

During the first year of operations, our officers and directors will also provide their labor at no charge.  We do not anticipate hiring any staff during the first 12 months of operation, and will rely on the services of outside contractors for the design and development of our website and for labor on our real estate property renovations.

We are a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs would be a minimum of $12,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

We have no plans to undertake any product research and development during the next 12 months.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have not generated revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we have enough cash to operate for the next 12 months.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and SBOR.  During the first year of operations, our officers and directors will also provide their labor at no charge.

If we are unable to meet our needs for cash from either the money that we raised from our Offering, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Liquidity and Capital Resources

To meet our need for cash we raised $33,500 from our recent Offering.  Our offering was closed on July 8, 2013.

Our officers have agreed to advance funds as needed should the Company require additional funds.  While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We received our initial funding of $10,000 through the sale of common stock to John Kitchen, who purchased 1,000,000 at $0.005 on April 30, 2012; and, Linda Miller, who purchased 1,000,000 shares of common stock on June 12, 2012 at $0.005.  Our financial statements from inception (April 30, 2012) through the period ended May 31, 2013, reported no revenues and a net loss of $16,268.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended May 31, 2013.

On February 26, 2013, the Company filed a registration statement on Form S-1, containing a Prospectus for the sale of 2,760,000 shares of the Company’s common stock at $0.025 per share.  That Prospectus was declared effective May 9, 2013, and was closed on July 8, 2013.  The Company sold 1,340,000 shares of common stock for proceeds of $33,500.

Use of Proceeds

The following chart details our budget for expenditures for the twelve month period.  It is based on the $33,500 that we raised or just over 50% of the funds that we were seeking to raise from our Offering.

Expenditure Item**
Professional Fees	$ 12,000
Website Design and Development	5,000
Advertising and Marketing	6,500
Design Software and Web Application	1,000
Equipment and Tools Supplies	3,500
Office and Miscellaneous Expenses	2,000
Working Capital	3,500
Total	$ 33,500

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.      Description

31.1                 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1                 Rule 1350 Certification of Principal Executive and Financial Officer

101.INS*         XBRL Instance

101.SCH*        XBRL Taxonomy Extension Schema

101.CAL*        XBRL Taxonomy Extension Calculations

101.DEF*        XBRL Taxonomy Extension Definitions

101.LAB*        XBRL Taxonomy Extension Labels

101.PRE*        XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBOR, INC.
(Registrant)

Dated: July 15, 2013	/s/ John Kitchen
John Kitchen
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)