Form 10-Q/A
period 2013-05-31
SBOR, Inc.
filed 2013-08-29
CIK 1558009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [  ]

As of July 5, 2013, there were 3,700,000 shares of the issuer’s common stock, par value $0.0001, outstanding.

EXPLANATORY PARAGRAPH

SBOR, Inc., (the “Company”), SEC file number 333-186869, is filing this first amendment to their quarterly report on Form 10-Q, originally filed on July 15, 2013 (the “Original Filing”) solely for the purpose of correcting the check box on the cover page indicating the Company is no longer a shell company.  The Company has corrected that selection to indicate that the Company is still considered a shell company.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  Those sections of the Original Filing that are unaffected by the Amendment are not included herein.  The Amendment continues to speak as of the date of the Original Filing.  Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SBOR, INC.
(Registrant)

Dated: August 29, 2013	/s/ John Kitchen
John Kitchen
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)