Form 10-Q
period 2013-08-31
SBOR, Inc.
filed 2013-10-15
CIK 1558009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of October 10, 2013, there were 3,700,000 shares of the issuer’s common stock, par value $0.0001, outstanding.

SBOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2013

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

SBOR, Inc.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION ON APRIL 30, 2012 TO AUGUST 31, 2013

SBOR, Inc.

(A Development Stage Company)

Balance Sheet

	August 31, 2013	November 30, 2012
ASSETS	(Unaudited)
Current Assets
Cash	$18,389	$8,252
Total Current Assets	18,389	8,252

Total Assets	$18,389	$8,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Accounts Payable	$1,119	$-
Total Current Liabilities	1,119	-

Total Liabilities	1,119	$-

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 3,700,000 and 2,000,000 shares issued and outstanding, respectively	370	200
Additional paid-in capital	52,130	9,800
Deficit accumulated during the development stage	(35,230)	(1,748)
Total Stockholders’ Equity	17,270	8,252

Total Liabilities and Stockholders’ Equity	$18,389	$8,252

The notes are an integral part of these financial statements

SBOR, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012	Nine Months Ended August 31, 2013	For the Period from Inception (April 30, 2012) to August 31, 2012	For the Period from Inception (April 30, 2012) to August 31, 2013

Revenue	$-	$-	$-	$-	$-

Operating Expenses:

General and administrative

	1,950	813	2,056	-	2,056

Professional fees

	17,012	-	31,426	1,748	33,174
Total operating expenses	18,962	813	33,482	1,748	35,230

Net loss	$(18,962)	$(813)	$(33,482)	$(1,748)	$(35,230)

Basic and Diluted Loss per Common Share

	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Shares Outstanding

	3,567,609	1,880,435	2,734,380	1,637,097

The notes are an integral part of these financial statements.

SBOR, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

For the Period from Inception (April 30, 2012) to August 31, 2013

	Common Shares		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance - April 30, 2012 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	2,000,000	200	9,800	-	10,000
Net loss for the period	-	-	-	(1,748)	(1,748)

Balance – November 30, 2012	2,000,000	200	9,800	(1,748)	8,252

Common shares issued for cash at $0.025 per share	1,700,000	170	42,330	-	42,500
Net loss for the period (unaudited)	-	-	-	(33,482)	(33,482)

Balance – August 31, 2013 (unaudited)	3,700,000	$370	$52,130	$(35,230)	$17,270

The notes are an integral part of these financial statements.

SBOR, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended August 31, 2013	For the Period from Inception (April 30, 2012) to August 31, 2012	For the Period From Inception (April 30, 2012) to August 31, 2013

Cash Flows from Operating Activities:
Net loss	$(33,482)	$(1,748)	$(35,230)
Changes in operating assets and liabilities:
Accounts Payable	1,119	-	1,119
Net Cash Used by Operating Activities	(32,363)	(1,748)	(34,111)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	42,500	10,000	52,500
Net Cash Provided by Financing Activities	42,500	10,000	52,500

Net increase in cash	10,137	8,252	18,389

Cash at beginning of period	8,252	-	-

Cash end of period	$18,389	$8,252	$18,389

Supplemental Cash Flow Disclosure:

Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The notes are an integral part of these financial statements.

SBOR, Inc.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2013

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

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $18,389 and $8,252 in cash and cash equivalents at August 31, 2013 and November 30, 2012, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of August 31, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $33,482 and used cash in operating activities of $32,363 for the nine month period ended August 31, 2013.  The Company had working capital, stockholders’ equity, and accumulated deficit of $17,270, $17,270 and $35,230, respectively, at August 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	August 31, 2013		November 30, 2012
Income tax expense at statutory rate	$(11,384)		$(594)
Change in valuation allowance	11,384		594)
Income tax expense per books	$-	$	-)

Net deferred tax assets consist of the following components as of:

	August 31, 2013		November 30, 2012
NOL Carryover	$11,978		$594
Valuation allowance	(11,978)		(594)
Net deferred tax asset	$-	$	-)

The Company has approximately $35,230 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032. Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 5 – SHAREHOLDER’S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 10,000,000 preferred shares, both with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

Since inception (April 30, 2012) to August 31, 2013, the company has issued a total of 3,700,000 common shares for $52,500 cash, as follows:

•         On May 2, 2012, the Company issued 1,000,000 shares to an officer and director for $5,000 cash.

•         On June 12, 2012, the Company issued 1,000,000 shares to an officer and director and $5,000 cash.

•         During January 2013, the Company issued to unaffiliated investors 360,000 shares at $0.025 per share for $9,000 cash.

•         During May to July 2013, the Company issued to unaffiliated investors 1,340,000 shares at $0.025 per share for $33,500 cash.

Preferred Share Issuances

There were no preferred shares issued from inception (April 30, 2012) to the period ended August 31, 2013.

NOTE 6 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after August 31, 2013.

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

All references in this Form 10-Q to the “Company,” “SBOR,” “we,” “us,” or “our” are to SBOR, Inc.

Results of Operations

We have generated no revenues since inception and have incurred $35,230 in expenses through August 31, 2013.

The following table provides selected financial data about our company for the period ended August 31, 2013 and the year ended November 30, 2012.

Balance Sheet Date	August 31, 2013	November 30, 2012

Cash	$18,389	$8,252
Total Assets	$18,389	$8,252
Total Liabilities	$1,119	$-
Stockholders’ Equity	$17,270	$8,252

As at August 31, 2013, our current assets were $18,389 and our current liabilities were $1,119 which resulted in working capital of $17,270. As at August 31, 2013, current assets were comprised of $18,389 in cash compared to $8,252 in cash at November 30, 2012. At August 31, 2013, current liabilities were comprised of $1,119 in accounts payable. Stockholders' equity increase $9,018 from $8,252 as of November 30, 2012 to $17,270 as of August 31, 2013.

Three and Nine Month Period August 31, 2013 Compared to the three month period August 31, 2012 and the period from inception (April 30, 2012) to August 31, 2012.

	Three months ended August 31, 2013	Three months ended August 31, 2012	Nine months ended August 31, 2013	For the Period from Inception (April 30, 2012) to August 31, 2012

General and administrative expenses	$1,950	$813	$2,056	$-
Professional fees	17,012	-	31,426	1,748
Net Loss	$(18,962)	$(813)	$(33,482)	$(1,748)

Our net loss for the three months ended August 31, 2013 was approximately $18,962 compared to a net loss of $813 for the three months ended August 31, 2012.  Our net loss for the nine months ended August 31, 2013, was $33,482, compared to a net loss of $1,748 for the period from inception (April 30, 2012) to August 31, 2012.  During the three and nine months ended August 31, 2013 and the period from Inception (April 30, 2012) to August 31, 2013, we did not generate any revenue.  Net loss during the period from inception (April 30, 2012) to August 31, 2013, was $35,230.

During the three months ended August 31, 2013, we incurred general and administrative and professional expenses of approximately $18,962, compared to general and administrative and professional fees of $813 during the three months ended August 31, 2012.  During the nine months ended August 31, 2013, we incurred general and administrative and professional expenses of approximately $33,482 compared to general and administrative and profession expenses of $1,748 during the period of inception (April 30, 2012) to August 31, 2012.

The increase in general and administrative expenses and professional fees incurred during the three and nine month periods ended August 31, 2013, were generally related to increased legal and accounting fees for the Company’s prospectus offering.   During the period from inception (April 30, 2012) to August 31, 2013, we incurred general and administrative and professional expenses of approximately $35,230.

Cash Flows

	For the Nine Months Ended August 31, 2013	For the period from inception (April 30, 2012) to August 31 2012

Cash Flows used in Operating Activities	$(32,363)	$(1,748)
Cash Flows from Investing Activities	$-	$-
Cash Flows from Financing Activities	$42,500	$10,000
Net Increase in Cash During Period	$10,137	$8,252

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended August 31, 2013, net cash flows used in operating activities was $32,363 consisting of a net loss of $33,482 and was offset by accounts payable of $1,119.  For the period from inception (April 30, 2012) to August 31, 2012, net cash flows used in operating activities was $1,748 consisting of a net loss of $1,748.

Net cash flows used in operating activities was $34,111 for the period from inception (April 30, 2012) to August 31, 2013 consisting of a net loss of $35,230 which was offset by accounts payable of $1,119.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity. For the nine months ended August 31, 2013, we generated $42,500 from financing activities.  For the period from inception (April 30, 2012) to August 31, 2012, we generated $10,000 from financing activities. For the period from inception on April 30, 2012, through August 31, 2013, net cash provided by financing activities was $52,500 primarily due to the issuance of 3,700,000 common shares for cash of $52,500.

Plan of Operation

Our auditors have issued a going concern opinion on our audited financial statements for the year ended November 30, 2012.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  On May 10, 2013, we filed a Prospectus Offering with the SEC.  On July 8, 2013, we closed that offering, having raised $33,500.  We believe these funds to be sufficient to pursue our business plan for the next 12 months.  However, if we do not generate revenues, we may need to raise sufficient capital from other sources.  Our only other source for cash at this time is investments by others.  Management intends to raise additional funds through public or private placement offerings, if the need for additional capital arises.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities.  Additionally, while we do not have any written agreements, management has generally indicated a willingness to contribute additional funds on an as-needed basis.

SBOR is a development stage company that has minimal operations, no revenue, no financial backing and limited assets.  Our plan is to manage the renovation, upgrades, and maintenance of distressed, bank-owned, and foreclosed real estate properties.

During the first year of operations, the 12 month period from the date of this report, SBOR will complete our sub-contractor list, prospect for clients and market our business on affiliate websites.  We hope to realize revenues 6 months after completion of our offering, which was closed on July 8, 2013.

We have finalized construction of our dedicated website (http://www.sborealestate .com) and it is now live.  For our Internet marketing efforts, the website content is search engine optimized, and outreaches to relevant partner sites and blogs to build link exchanges, driving traffic to our site. We will also utilize Search Engine Paid Advertising and Social Media Marketing to disseminate our service to owners of real estate properties requiring renovation or refurbishing.  A direct mail piece will also be produced highlighting our services and targeted to customers.

We will begin our internet marketing efforts now that completion and the launch of our website has occurred, and will begin to source prospective realtor partners, investors and contractors through cold calls, referencing state lists of licensed and registered contractors, direct mail strategies, SEO, PPC and SMM. We will also explore taking out advertisements in key trade magazines or other industry related websites.  We will focus our marketing on real estate brokers, agents and real estate investor professionals.  We expect these advertising and marketing efforts to span over a period of 6 months and to coincide and be a part of our customer outreach efforts.   The table below outlines the budget for these expenditures depending on how much we raise in our offering.

We will begin development of the cloud-based database system in December that will be used to manage our business beginning in January 2014 .

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

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments or specific understandings, either verbally or in writing, between the officers and directors and SBOR.  During the first year of operations, our officers and directors will also provide their labor at no charge.

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

We received our initial funding of $10,000 through the sale of common stock to John Kitchen, who purchased 1,000,000 at $0.005 on April 30, 2012; and, Linda Miller, who purchased 1,000,000 shares of common stock on June 12, 2012 at $0.005.  Our financial statements from inception (April 30, 2012) through the period ended August 31, 2013, reported no revenues and a net loss of $35,230.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended August 31, 2013.

On February 26, 2013, we filed a registration statement (file no. 333-186869) on form S-1 (“Registration Statement”) to register 2,400,000 shares of our common stock at $0.025 (the “Offering”) for sale by the Company.  The Registration Statement was declared “effective” by the Securities and Exchange Commission on May 9, 2013 and was closed by the Company on July 8, 2013.  The company sold 1,340,000 common shares under the Prospectus, raising a total of $33,500.

No funds were or will be used for construction of plant, building and facilities, machinery and equipment, real estate, business acquisitions, repayment of indebtedness, or investments.  We will be using funds for our working capital needs and to develop our business as described in the chart below:

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

SBOR, Inc.
(Registrant)

Dated: October 15, 2013	/s/ John Kitchen
John Kitchen
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)