Form 10-K
period 2013-11-30
Be At TV, Inc.
filed 2014-03-17
CIK 1558009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-186869

BE AT TV, INC.
 (Exact name of registrant as specified in its charter)

Nevada	45-5355653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13100 Boones Ferry Road, Lake Oswego, OR	97035
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 503-882-8980

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]     No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2013, was $30,000 based on the price of $0.025, being the price of the last private placement completed by our company.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

61,050,000 as of March 13, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

.

Part I
Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

All references in this annual report on Form 10-K to the "Company," "Be At TV," "we," "us" or "our" are to Be At TV, Inc.

Item 1.     Business.

Corporate History

We were incorporated in the State of Nevada on April 30, 2012, as SBOR, Inc.
Effective December 20, 2013, we completed a merger with our wholly-owned subsidiary, Be At TV, Inc., a Nevada corporation, which was incorporated solely to effect a change in our name.  As a result, we have changed our name from "SBOR, Inc." to "Be At TV, Inc.".
Also effective December 20, 2013, we effected a 16.5 to 1 forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital of common stock increased from 100,000,000 shares of common stock with a par value of $0.0001 per share to 1,650,000,000 shares of common stock with a par value of $0.0001 per share and our previously outstanding 3,700,000 shares of common stock increased to 61,050,000 shares of common stock outstanding. Our authorized preferred stock was not affected by the forward split of common stock and continues to be comprised of 10,000,000 shares of preferred stock having a par value of $0.0001 per share, of which no shares of preferred stock are currently outstanding.
Current Business
We have stopped pursuing our plans to manage the renovation, upgrades, and maintenance of real estate properties and are currently seeking new business opportunities with established business entities for the merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.
Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC Bulletin Board, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States capital market.
We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.
In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.
As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.
We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.
Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Item 1A.   Risk Factors.

Risks Associated with our Company
Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want.  If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business.  If we go out of business, investors will lose their entire investment in our company.
We are, and will continue to be, an insignificant participant in the number of companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.  If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business.  If we go out of business, investors will lose their entire investment in our company.
The worldwide economic downturn may reduce our ability to obtain the financing necessary to continue our business and may reduce the number of viable businesses that we may wish to acquire. If we cannot raise the funds that we need or find a suitable business to acquire, we will go out of business and investors will lose their entire investment in our company.
Since 2008, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these economic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.  We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable.  If we cannot raise the funds that we need or find a suitable business to acquire, we will go out of business.  If we go out of business, investors will lose their entire investment in our company.
We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.
We had cash in the amount of $14,696 and working capital of $10,777 as of November 30, 2013. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed, and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. We will require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.
A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.  If we cannot raise the funds that we require, we will go out of business and investors will lose their entire investment in our company.
A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.
We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.
We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.
We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.
It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.
We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

We do not have any targets for a business combination or other transaction and we have no minimum standards for a business combination.
We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.
Risks Associated with our Common Stock
Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.
Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.
Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder's ability to buy and sell our shares of common stock.
In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (known as "FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock and have an adverse effect on the market for its shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.
Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.      Properties.

Our principal business and corporate address is 13100 Boones Ferry Road, Lake Oswego, Oregon 97035; the telephone number is 503-882-8980.  The space is being provided by management on a rent free basis.  We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

We do not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.      Legal Proceedings.

We know of no material pending legal proceedings to which our company  is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company  or has a material interest adverse to our company or our subsidiaries.

Item 4.      Mine Safety Disclosures.

None.

PART II
Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for quotation on the OTC Bulletin Board (the "OTCBB") on October 7, 2013 under the symbol "SBORD". On January 27, 2014, our symbol was changed to "BETV". As of February 24, 2014, our stock had not traded on the OTCBB.

As of February 24, 2013, we had 24 shareholders of record of our common stock and 61,050,000 shares issued and outstanding.

Transfer Agent

The shares of our common stock are issued in registered form. The transfer agent and registrar for our common stock is Clear Trust Transfer located at 16540 Pointe Village Drive, Suite 206, Lutz, Florida, 33558.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

In the event that we obtain authorization to issue any preferred stock and issue such stock, we must not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of our common stock or other class of stock junior to our preferred stock as to dividends or upon liquidation) in respect of our common stock, nor must we redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of our preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holders of our preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payment, in accordance with the terms of our preferred stock, as fixed by our board of directors.

Other than as stated above, there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or
•
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the year ended November 30, 2013, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2013.

Use of Proceeds from Registered Securities

On July 8, 2013, we issued 22,110,000 shares of common stock for gross proceeds of $33,500 pursuant to a registration statement on Form S-1, which went effective on May 9, 2013. The following table shows the difference between the anticipated use of proceeds, as disclosed in the Form S-1, and our actual use of proceeds.

Expenditure Item	Anticipated	Actual
Professional fees	$12,000	$17,700
Website Design and Development	5,000	1,800
Advertising and Marketing	6,500	-
Design Software and Web Application	1,000	-
Equipment and Tools Supplies	3,500	-
Office and Miscellaneous Expenses	2,000	500
Management fees	-	13,500
Working Capital	3,500	-
Total	$33,500	$33,500

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2013.

Item 6.      Selected Financial Data.

Not applicable.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following table provides the results of operations for the following periods:

	Year Ended November, 30 2013	For the Period from Inception (April 30, 2012) to November 30, 2012

Revenue	$-	$-
General and administrative expenses	$2,254	$-
Professional fees	$37,721	$1,748
Net operating loss	$(39,975)	$(1,748)

During the year ended November 30, 2013, we incurred general and administrative and professional fees of approximately $39,975, compared to general and administrative and professional fees of $1,748 during the period from April 30, 2012 (inception) to November 30, 2012. The increase in general and administrative expenses and professional fees incurred during the year ended November 30, 2013, were generally related to increased legal and accounting fees for our prospectus offering.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of November 30, 2013 and 2012.

Balance Sheet Date	November 30, 2013	November 30, 2012

Cash	$14,696	$8,252
Total Assets	$14,696	$8,252
Total Liabilities	$3,919	$-
Working Capital	$10,777	$8,252

Our working capital increased as of November 30, 2013 as compared to November 30, 2012 due to the proceeds from our financings, which were partially used to fund our operations.

Cash Flows

	For the Year Ended November 30, 2013	For the Period From Inception (April 30, 2012) to November 30, 2012

Cash Flows Provided by (Used by) Operating Activities	$(36,056)	$(1,748)
Cash Flows Provided by (Used by) Investing Activities	$-	$-
Cash Flows Provided by (Used by) Financing Activities	$42,500	$10,000
Net Increase in Cash During Period	$6,444	$8,252
Cash Flows from Operating Activities
We have not generated positive cash flows from operating activities. For the year ended November 30, 2013, net cash flows used in operating activities was $36,056 consisting of a net loss of $39,975 and was offset by an increase in accounts payable of $3,919.  For the period from inception (April 30, 2012) to November 30, 2012, net cash flows used in operating activities was $1,748 solely from a net loss of $1,748.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity. For the year ended November 30, 2013, we generated $42,500 from financing activities as proceeds from the issuance of 5,940,000 shares of our common stock during January 2013 for gross proceeds of $9,000 and our public offering of which closed on July 8, 2013, whereby we issued 22,110,000 shares of common stock for gross proceeds of $33,500.  For the period from inception (April 30, 2012) to November 30, 2012, we generated $10,000 from financing activities through the sale of common stock to John Kitchen, who purchased 16,500,000 shares of common stock on April 30, 2012, and Linda Miller, who purchased 16,500,000 shares of common stock on June 12, 2012.

Going Concern

Our auditors have issued a going concern opinion on our audited financial statements for the year ended November 30, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues. There is no assurance we will ever reach this point. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.
The continuation of our business is dependent upon obtaining further financing, acquiring a new business and achieving a break even or profitable level of operations in that new business.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.
Application of Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Start-Up Costs

In accordance with ASC 720, "Start-up Costs", we expensed all costs incurred in connection with the start-up and organization of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  We had $14,696 and $8,252 in cash and cash equivalents at November 30, 2013 and 2012, respectively.

Financial Instruments

We follow ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs); and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.      Financial Statements and Supplementary Data.

BE AT TV, INC.

(formerly SBOR, Inc.)

(A Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION ON APRIL 30, 2012 TO NOVEMBER 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Be At TV, Inc.

We have audited the accompanying balance sheets of Be At TV, Inc. ("the Company") as of November 30, 2013 and 2012 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the cumulative period from April 30, 2012 (date of inception) through November 30, 2013.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Be At TV, Inc. as of November 30, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from April 30, 2012 (date of inception) through November 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated losses of $41,723 for the period from inception through November 30, 2013 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 17, 2014

BE AT TV, INC. (formerly SBOR, Inc.) (A Development Stage Company) Balance Sheet As of November 30,

	2013	2012
ASSETS
Current Assets
Cash	$14,696	$8,252
Total Current Assets	14,696	8,252

Total Assets	$14,696	$8,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable	$3,919	$-
Total Current Liabilities	3,919	-

Total Liabilities	3,919	$-

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 1,650,000,000 sharesauthorized; 61,050,000 and 33,000,000 shares issued and outstanding, respectively	6,105	3,300
Additional paid-in capital	46,395	6,700
Deficit accumulated during the development stage	(41,723)	(1,748)
Total Stockholders' Equity	10,777	8,252

Total Liabilities and Stockholders' Equity	$14,696	$8,252

The notes are an integral part of these financial statements.

BE AT TV, INC. (formerly SBOR, Inc.) (A Development Stage Company) Statements of Operations

	Year Ended November 30,	For the Period from Inception (April 30, 2012) to November 30,	For the Period from Inception (April 30, 2012) to November 30,
	2013	2012	2013

Revenue	$-	$-	$-

Operating Expenses:
General and administrative	2,254	-	2,254
Professional fees	37,721	1,748	39,469
Total operating expenses	39,975	1,748	41,723

Net loss	$(39,975)	$(1,748)	$(41,723)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Outstanding	49,089,530	29,546,517

The notes are an integral part of these financial statements.

BE AT TV, INC. (formerly SBOR, Inc.) (A Development Stage Company) Statement of Stockholders' Equity For the Period from Inception (April 30, 2012) to November 30, 2013

	Common Shares		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance - April 30, 2012 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at approximately $0.0003 per share	33,000,000	3,300	6,700	-	10,000
Net loss for the period	-	-	-	(1,748)	(1,748)

Balance – November 30, 2012	33,000,000	3,300	6,700	(1,748)	8,252

Common shares issued for cash at approximately $0.0015 per share	28,050,000	2,805	39,695	-	42,500
Net loss for the period	-	-	-	(39,975)	(39,975)

Balance – November 30, 2013	61,050,000	$6,105	$46,395	$(41,723)	$10,777

The notes are an integral part of these financial statements.

BE AT TV, INC. (formerly SBOR, Inc.) (A Development Stage Company) Statements of Cash Flows

	Year Ended November 30,	For the Period from Inception (April 30, 2012) to November 30,	For the Period from Inception (April 30, 2012) to November 30,
	2013	2012	2013

Cash Flows from Operating Activities:
Net loss	$(39,975)	$(1,748)	$(41,723)
Changes in operating assets and liabilities:
Accounts Payable	3,919	-	3,919
Net Cash Used by Operating Activities	(36,056)	(1,748)	(37,804)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	42,500	10,000	52,500
Net Cash Provided by Financing Activities	42,500	10,000	52,500

Net increase in cash	6,444	8,252	14,696

Cash at beginning of period	8,252	-	-

Cash end of period	$14,696	$8,252	$14,696

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The notes are an integral part of these financial statements.

BE AT TV, INC.
(formerly SBOR, Inc.)
(A Development Stage Company)
Notes to the Audited Financial Statements
November 30, 2013 and 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

BE AT TV, INC.  (formerly SBOR, Inc.) (the "Company") was incorporated in the State of Nevada on April 30, 2012 and it is based in Lake Oswego, Oregon, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is November 30.

Effective December 20, 2013, the Company completed a merger with its wholly-owned subsidiary, Be At TV, Inc., a Nevada corporation, which was incorporated solely to effect a change in its name.  As a result, the Company changed its name from "SBOR, Inc." to "Be At TV, Inc."

The Company is a development stage company that intends to manage the renovation, upgrades, and maintenance of real estate properties.  To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915 "Development Stage Entities".  The Company is devoting substantially all of its efforts to development of business plans.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).  These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Start-Up Costs

In accordance with ASC 720, "Start-up Costs", the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $14,696 and $8,252 in cash and cash equivalents at November 30, 2013 and 2012, respectively.

Concentrations of Credit Risks

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, "Revenue Recognition".  Revenue consists of management fees for the renovation, upgrades, and maintenance of real estate properties. Sales income is recognized only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and
iv)	Collection is reasonably assured.

Loss per Share

The Company has adopted ASC 260, "Earnings Per Share", ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of November 30, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs); and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $39,975 and used cash in operating activities of $36,056 for the year ended November 30, 2013.  The Company had working capital, stockholders' equity, and accumulated deficit of $10,777, $10,777 and $41,723, respectively, at November 30, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The Company provides for income taxes under ASC 740, "Accounting for Income Taxes". ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	November 30, 2013	November 30, 2012
Income tax expense at statutory rate	$(13,600)	$(600)
Change in valuation allowance	13,600	600)
Income tax expense per books	$-	$-)

Net deferred tax assets consist of the following components as of:

	November 30, 2013	November 30, 2012
NOL Carryover	$41,723	$1,748
Valuation allowance	(41,723)	(1,748)
Net deferred tax asset	$-	$-)

The Company has approximately $41,723 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032. Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 5 – SHAREHOLDER'S EQUITY

Authorized Stock

At inception, the Company has authorized 100,000,000 common shares and 10,000,000 preferred shares, both with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Effective December 20, 2013, the Company increased the number of authorized common stock to 1,650,000,000 common shares with a par value $0.0001 per share.

Common Share Issuances

Effective December 20, 2013, the Company effected a 16.5 for 1 forward split of its common stock, under which each shareholder of record received sixteen and one-half (16.5) new shares of the Company's common stock for every one (1) old share outstanding.

Since inception (April 30, 2012) to November 30, 2013, and retroactively adjusted to give effect for the 16.5 for 1 forward stock split, the company has issued a total of 61,050,000 common shares for $52,500 cash, as follows:

•	On May 2, 2012, the Company issued 16,500,000 shares to an officer and director for $5,000 cash.
•	On June 12, 2012, the Company issued 16,500,000 shares to an officer and director for $5,000 cash.
•	During January 2013, the Company issued to unaffiliated investors 5,940,000 shares for $9,000 cash.
•	During May to July 2013, the Company issued to unaffiliated investors 22,110,000 shares for $33,500 cash.

Preferred Share Issuances

There were no preferred shares issued from inception (April 30, 2012) through the period ended November 30, 2013.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company's management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of November 30, 2013.  Based on this evaluation, our Chief Executive Officer concluded as of November 30, 2013 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of November 30, 2013 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
John Kitchen Linda Miller	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director Secretary and Director	66 69	April 30, 2012 April 30, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

John Kitchen

John Kitchen has worked in marketing, advertising and publicity/promotion for the past ten years for his company, Hawaii Pacific Productions.  His clients have included clients in the tourism industry, as well as the real estate, sports, retail, agricultural, medical and non-profit fields. He has lived and worked in Hawaii for the past 32 years.

We believe Mr. Kitchen is qualified to serve on our board of directors because of his knowledge of our company's history and current operations, which he gained from working for our company as described above, in addition to his business experiences as described above.

Linda Miller

Linda Miller has been in the travel industry for the past thirty years, and currently works for Nob Hill Travel as a travel agent. A Portland, Oregon native, she graduated from the University of Oregon and then pursued a nursing degree. In the early 1980's, she became a travel agent and has worked for a number of agencies in the Portland area.

We believe Ms. Miller is qualified to serve on our board of directors because of her knowledge of our company's history and current operations, which she gained from working for our company as described above, in addition to her business experiences as described above.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Term of Office

Our directors cease to hold office immediately before their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders, but are eligible for re-election or re-appointment. Notwithstanding the foregoing, our directors hold office until their successors are elected or appointed, or until their deaths, resignations or removals. Our officers hold office at the discretion of our board of directors, or until their deaths, resignations or removals.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors and officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company's common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have determined that we anticipate not adopting a code of ethics due to our limited number of executive officers and the fact that we have not commenced any material business operations.  We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers.

Board and Committee Meetings

Our board of directors currently consists of two members, John Kitchen and Linda Miller. Our board of directors held no formal meetings during the year ended November 30, 2013. Until we develop a more comprehensive board of directors, we anticipate that all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of November 30, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not have an audit committee and our board of directors operates as our audit committee.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 2013 and 2012; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2013 and 2012, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Kitchen(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Linda Miller(2) Secretary and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Kitchen was appointed as a director on April 30, 2012 and as President, Chief Executive Officer, Chief Financial Officer, and Treasurer, of our company on May 2, 2012.

(2)	Ms. Miller was appointed as a director on April 30, 2012 and as Secretary on May 2, 2012.

Other than set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended November 30, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended November 30, 2013.

Option Exercises and Stock Vested

During our fiscal year ended November 30, 2013, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 14, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
John Kitchen 13100 Boones Ferry Road Lake Oswego, OR 97035	16,500,000 common shares Direct ownership	27.0%
Linda Miller 13100 Boones Ferry Road Lake Oswego, OR 97035	16,500,000 common shares Direct ownership	27.0%
Directors and Executive Officers as a Group(1)	33,000,000 common shares	54.0%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 24, 2014. As of February 24, 2014, there were 61,050,000 shares of our company's common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:
(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On May 2, 2012, 16,500,000 shares of our common stock were issued to John Kitchen, an officer of our company, for gross proceed of $5,000.  On June 12, 2012, 16,500,000 shares of our common stock were issued to Linda Miller, an officer and director of our company, for gross proceeds of $5,000.

Director Independence

Our board of directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3)(iv) of Schedule 14A under the Exchange Act.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended November, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2013	Year Ended November 30, 2012
Audit Fees(1)	$7,750	$3,500
Audit Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-
Total	$7,750	$-

(1)      Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)      Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees".

(3)      Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)      All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

Exhibits

In reviewing the agreements included as exhibits to this annual report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this annual report on Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State.	S-1	3.1	2/26/2013

3.2	By-Laws of Registrant.	S-1	3.2	2/26/2013

10.1	Subscription Agreement	S-1	99	2/26/2013

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of John Kitchen.

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of John Kitchen.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BE AT TV, INC.
(Registrant)

Dated: March 17, 2014	/s/ John Kitchen
John Kitchen
Chief Executive Officer, and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: March 17, 2014	/s/ John Kitchen
John Kitchen
President, Chief Executive Officer, Chief Financial Officer, , Treasurer, and Director

Dated: March 17, 2014	/s/ Linda Miller
Linda Miller Secretary and Director