Form 10-Q
period 2014-02-28
Be At TV, Inc.
filed 2014-04-11
CIK 1558009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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
(Address of principal executive offices)(Zip Code)

503-882-8980
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

As of April 7, 2014, there were 61,050,000 shares of the issuer's common stock, par value $0.0001, outstanding.

BE AT TV, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

PART I – FINANCIAL INFORMATION
Item 1.      Financial Statements.
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on March 17, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending November 30, 2014.

BE AT TV, INC.

(formerly SBOR, Inc.)

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION ON APRIL 30, 2012 TO FEBRUARY 28, 2014

BE AT TV, INC. (formerly SBOR, Inc.) (A Development Stage Company) Balance Sheets

	February 28, 2014	November 30, 2013
ASSETS	(Unaudited)
Current Assets
Cash	$-	$14,696
Total Current Assets	-	14,696

Total Assets	$-	$14,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$39,498	$3,919
Due to shareholder	12,000	-
Total Current Liabilities	51,498	3,919

Total Liabilities	51,498	$3,919

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 1,650,000,000 shares authorized; 61,050,000 shares issued and outstanding	6,105	6,105
Additional paid-in capital	46,395	46,395
Deficit accumulated during the development stage	(103,998)	(41,723)
Total Stockholders' Equity (Deficit)	(51,498)	10,777

Total Liabilities and Stockholders' Equity (Deficit)	$-	$14,696

The notes are an integral part of these financial statements.

BE AT TV, INC. (formerly SBOR, Inc.) (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended February 28,		For the Period from Inception (April 30, 2012) to February 28,
	2014	2013	2014

Revenue	$-	$-	$-

Operating Expenses:
General and administrative	13,456	78	15,710
Professional fees	48,819	8,467	88,288
Total operating expenses	62,275	8,545	103,998

Net loss	$(62,275)	$(8,545)	$(103,998)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Outstanding	61,050,000	34,914,000

The notes are an integral part of these financial statements.

BE AT TV, INC. (formerly SBOR, Inc.) (A Development Stage Company) Statement of Stockholders' Equity (Deficit) For the Period from Inception (April 30, 2012) to February 28, 2014

	Common Shares		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance - April 30, 2012 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at approximately $0.0003 per share	33,000,000	3,300	6,700	-	10,000
Net loss for the period	-	-	-	(1,748)	(1,748)

Balance – November 30, 2012	33,000,000	3,300	6,700	(1,748)	8,252

Common shares issued for cash at approximately $0.0015 per share	28,050,000	2,805	39,695	-	42,500
Net loss for the period	-	-	-	(39,975)	(39,975)

Balance – November 30, 2013	61,050,000	6,105	46,395	(41,723)	10,777

Net loss for the period (Unaudited)	-	-	-	(62,275)	(62,275)

Balance – February 28, 2014 (Unaudited)	61,050,000	$6,105	$46,395	$(103,998)	$(51,498)

The notes are an integral part of these financial statements.

BE AT TV, INC. (formerly SBOR, Inc.) (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Three Months Ended February 28,		For the Period from Inception (April 30, 2012) to February 28,
	2014	2013	2014

Cash Flows from Operating Activities:
Net loss	$(62,275)	$(8,545)	$(103,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	12,000	-	12,000
Changes in operating assets and liabilities:
Accounts Payable and accrued liabilities	35,579	1,265	39,498
Net Cash Used by Operating Activities	(14,696)	(7,280)	(52,500)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	9,000	52,500
Net Cash Provided by Financing Activities	-	9,000	52,500

Net increase (decrease) in cash	(14,696)	1,720	-

Cash at beginning of period	14,696	8,252	-

Cash end of period	$-	$9,972	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The notes are an integral part of these financial statements.

BE AT TV, INC.
(formerly SBOR, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2014
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Be At TV, Inc.  (formerly SBOR, Inc.) (the "Company") was incorporated in the State of Nevada on April 30, 2012 and it is based in Lake Oswego, Oregon, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is November 30.

Effective December 20, 2013, the Company completed a merger with its wholly-owned subsidiary, Be At TV, Inc., a Nevada corporation, which was incorporated solely to effect a change in its name.  As a result, the Company changed its name from "SBOR, Inc." to "Be At TV, Inc.".

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $nil and $14,696 in cash and cash equivalents at February 28, 2014 and November 30, 2013, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of February 28, 2014 and November 30, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $62,275 and used cash in operating activities of $14,696 for the three months ended February 28, 2014.  The Company had working capital deficit, stockholders' deficiency, and accumulated deficit of $51,498, $51,498 and $103,998, respectively, at February 28, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:
	February 28, 2014	November 30, 2013
Income tax expense at statutory rate	$(21,174)	$(13,600)
Change in valuation allowance	21,174	13,600)
Income tax expense per books	$-	$-)

Net deferred tax assets consist of the following components as of:

	February 28, 2014	November 30, 2013
NOL Carryover	$103,998	$41,723
Valuation allowance	(103,998)	(41,723)
Net deferred tax asset	$-	$-)

The Company has approximately $103,998 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2032. Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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

Since inception (April 30, 2012) to February 28, 2014, and retroactively adjusted to give effect for the 16.5 for 1 forward stock split, the company has issued a total of 61,050,000 common shares for $52,500 cash, as follows:

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

Preferred Share Issuances

There were no preferred shares issued from inception (April 30, 2012) through the period ended February 28, 2014.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company's management reviewed all material events through the date of this report and determined that there are no material subsequent events to report:

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report on Form 10-K, as filed on March 17, 2014.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Be At TV," "we," "us," or "our" are to Be At TV, Inc.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following table provides the results of operations for the following periods:

	Three Months Ended February 28,		For the Period from Inception (April 30, 2012) to February 28,
	2014	2013	2014

Revenue	$-	$-	$-
General and administrative expenses	13,456	78	15,710
Professional fees	48,819	8,467	88,288
Net operating loss	$(62,275)	$(8,545)	$(103,998)

We have generated no revenues and have incurred $103,998 in operating expenses since April 30, 2012 (inception) through February 28, 2014.

During the three months ended February 28, 2014, we incurred general and administrative and professional fees of $62,275, compared to general and administrative and professional fees of $8,545 during the same period ended February 28, 2013. The increase in general and administrative expenses of $13,378, was primarily due to the one time management fee of $13,354 paid to an officer and director during the quarter.  The increase in professional fees of $40,352, was primarily due to costs related to our corporate reorganization and DTC application.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of February 28, 2014 and November 30, 2013:

Balance Sheet Date	February 28, 2014	November 30, 2013

Cash	$-	$14,696
Total Assets	$-	$14,696
Total Liabilities	$51,498	$3,919
Working Capital (Deficiency)	$(51,498)	$10,777

Our working capital decreased as of February 28, 2014 as compared to November 30, 2013 due to payment of management fees and increase in accounts payable because of the corporate reorganization.

Cash Flows
	For the Three Months Ended February 28,		For the Period From Inception (April 30, 2012) to November 30,
	2014	2013	2014

Cash Flows Used in Operating Activities	$(14,696)	$(7,280)	$(52,500)
Cash Flows Provided by (Used in) Investing Activities	$-	$-	$-
Cash Flows Provided by Financing Activities	$-	$9,000	$52,500
Net Increase (Decrease) in Cash During Period	$(14,696)	$1,720	$-
Cash Flows from Operating Activities
During the three month period ended February 28, 2014, cash used in operating activities was $14,696 compared to cash used in operating activities of $7,280 during the same period ended February 28, 2013. The increase in cash used in operating activities was attributed to increased operating costs due to the management fee paid and professional fees for the recent corporate reorganization.

Cash Flows from Investing Activities

From inception (April 30, 2012) through February 28, 2014, we did not use any cash for investing activities.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity. For the three month periods ended February 28, 2014 and 2013, we generated $nil and $9,000, respectively from financing activities.  For the period ended February 28, 2013, we received $9,000 from the issuance of 5,940,000 shares of our common stock.

For the period from inception (April 30, 2012) to February 28, 2014, we generated $52,000 from financing activities through the sale of common stock to John Kitchen, who purchased 16,500,000 shares of common stock on April 30, 2012, Linda Miller, who purchased 16,500,000 shares of common stock on June 12, 2012, and from the proceeds from the issuance of 5,940,000 during January 2013 for gross proceeds of $9,000 and our public offering of which closed on July 8, 2013, whereby we issued 22,110,000 shares of common stock for gross proceeds of $33,500.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report for the reasons disclosed in our annual report on Form 10-K filed on March 17, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the "Risk Factors" section of our annual report on Form 10-K for the fiscal year ended November 30, 2013 filed with the SEC on March 17, 2014 in addition to other information in our annual report on Form 10-K for the fiscal year ended November 30, 2013 filed with the SEC on March 17, 2014 and in this quarterly report in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of those risks. You could lose all or part of your investment due to any of these risks.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the quarter ended February 28, 2014.

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
Be at TV, Inc.
(Registrant)

Dated: April 10, 2014	/s/ John Kitchen
John Kitchen
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)