Form 10-Q
period 2014-05-31
Be At TV, Inc.
filed 2014-07-03
CIK 1558009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of July 1, 2014, there were 61,050,000 shares of the issuer's common stock, par value $0.0001, outstanding.

BE AT TV, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2014

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

BE AT TV, INC.

(formerly SBOR, Inc.)

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION ON APRIL 30, 2012 TO MAY 31, 2014

BE AT TV, INC. (formerly SBOR, Inc.) (A Development Stage Company) Balance Sheets

	May 31, 2014	November 30, 2013
ASSETS	(Unaudited)
Current Assets
Cash	$-	$14,696
Total Current Assets	-	14,696

Total Assets	$-	$14,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$48,747	$3,919
Due to shareholder	19,850	-
Total Current Liabilities	68,597	3,919

Total Liabilities	68,597	$3,919

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 1,650,000,000 shares authorized; 61,050,000 shares issued and outstanding	6,105	6,105
Additional paid-in capital	46,395	46,395
Deficit accumulated during the development stage	(121,097)	(41,723)
Total Stockholders' Equity (Deficit)	(68,597)	10,777

Total Liabilities and Stockholders' Equity (Deficit)	$-	$14,696

The notes are an integral part of these financial statements.

BE AT TV, INC. (formerly SBOR, Inc.) (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,		For the Period from Inception (April 30, 2012) to May 31,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
General and administrative	-	28	13,456	106	15,710
Professional fees	17,100	5,947	65,918	14,414	105,387
Total operating expenses	17,100	5,975	79,374	14,520	121,097

Net loss	$(17,100)	$(5,975)	$(79,374)	$(14,520)	$(121,097)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Outstanding	61,050,000	41,350,436	61,050,000	38,167,586

The notes are an integral part of these financial statements.

BE AT TV, INC. (formerly SBOR, Inc.) (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Six Months Ended May 31,		For the Period from Inception (April 30, 2012) to May 31,
	2014	2013	2014

Cash Flows from Operating Activities:
Net loss	$(79,374)	$(14,520)	$(121,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	19,850	-	19,850
Changes in operating assets and liabilities:
Accounts Payable and accrued liabilities	44,828	787	48,747
Net Cash Used by Operating Activities	(14,696)	(13,733)	(52,500)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	30,000	52,500
Net Cash Provided by Financing Activities	-	30,000	52,500

Net increase (decrease) in cash	(14,696)	16,267	-

Cash at beginning of period	14,696	8,252	-

Cash end of period	$-	$24,519	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The notes are an integral part of these financial statements.

BE AT TV, INC.
(formerly SBOR, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2014
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $nil and $14,696 in cash and cash equivalents at May 31, 2014 and November 30, 2013, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of May 31, 2014 and November 30, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $79,374 and used cash in operating activities of $14,696 for the six months ended May 31, 2014.  The Company had working capital deficit, stockholders' deficiency, and accumulated deficit of $68,597, $68,597 and $121,097, respectively, at May 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SHAREHOLDER'S EQUITY

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

Since inception (April 30, 2012) to May 31, 2014, and retroactively adjusted to give effect for the 16.5 for 1 forward stock split, the company has issued a total of 61,050,000 common shares for $52,500 cash, as follows:

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

Preferred Share Issuances

There were no preferred shares issued from inception (April 30, 2012) through the period ended May 31, 2014.

NOTE 5 – SUBSEQUENT EVENTS

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

The following table provides the results of operations for the following periods:

	Three Months Ended May 31,		Six Months Ended May 31,		For the Period from Inception (April 30, 2012) to May 31,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-
General and administrative	-	28	13,456	106	15,710
Professional fees	17,100	5,947	65,918	14,414	105,387
Net operating loss	$(17,100)	$(5,975)	$(79,374)	$(14,520)	$(121,097)

We have generated no revenues and have incurred $121,097 in operating expenses since April 30, 2012 (inception) through May 31, 2014.

During the three months ended May 31, 2014, we incurred general and administrative and professional fees of $17,100, compared to general and administrative and professional fees of $5,975 during the same period ended May 31, 2013. The increase in professional fees of $11,125, was primarily due to increased costs related legal and accounting fees in the current quarter.

During the six months ended May 31, 2014, we incurred  general and administrative and professional fees of $79,374, compared to general and administrative and professional fees of $14,520 during the same period ended May 31, 2013. The increase in general and administrative expenses of $13,350, was primarily due to the one time management fee of $13,354 paid to an officer and director during the period.  The increase in professional fees of $51,504, was primarily due to costs related to our corporate reorganization and DTC application.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of May 31, 2014 and November 30, 2013.

Balance Sheet Date	May 31, 2014	November 30, 2013

Cash	$-	$14,696
Total Assets	$-	$14,696
Total Liabilities	$68,597	$3,919
Working Capital (Deficiency)	$(68,597)	$10,777

Our working capital decreased as of May 31, 2014 as compared to November 30, 2013 due to payment of management fees, increase in accounts payable, and funds due to a shareholder, because of the recent corporate reorganization.

Cash Flows
	For the Six Months Ended May 31,		For the Period From Inception (April 30, 2012) to May 31,
	2014	2013	2014

Cash Flows Used in Operating Activities	$(14,696)	$(13,733)	$(52,500)
Cash Flows Provided by (Used in) Investing Activities	$-	$-	$-
Cash Flows Provided by Financing Activities	$-	$30,000	$52,500
Net Increase (Decrease) in Cash During Period	$(14,696)	$16,267	$-
Cash Flows from Operating Activities
During the six month period ended May 31, 2014, cash used in operating activities was $14,696 compared to cash used in operating activities of $13,733 during the same period ended May 31, 2013. The increase in cash used in operating activities was attributed to increased operating costs due to the management fee paid and professional fees for the recent corporate reorganization, offset by increases in accounts payable and due to shareholder of $44,041 and $19,850, respectively.

Cash Flows from Investing Activities

From inception (April 30, 2012) through May 31, 2014, we did not use any cash for investing activities.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity. For the six month periods ended May 31, 2014 and 2013, we generated $nil and $30,000, respectively from financing activities.  For the period ended May 31, 2013, we received $30,000 from the issuance of 19,800,000 shares of our common stock.

For the period from inception (April 30, 2012) to May 31, 2014, we generated $52,500 from financing activities through the sale of common stock to John Kitchen, who purchased 16,500,000 shares of common stock on April 30, 2012, Linda Miller, who purchased 16,500,000 shares of common stock on June 12, 2012, and from the proceeds from the issuance of 5,940,000 during January 2013 for gross proceeds of $9,000 and our public offering of which closed on July 8, 2013, whereby we issued 22,110,000 shares of common stock for gross proceeds of $33,500.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the quarter ended May 31, 2014.

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
Be at TV, Inc.
(Registrant)

Dated: July 3, 2014	/s/ John Kitchen
John Kitchen
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)