Form 10-Q
period 2014-08-31
Be At TV, Inc.
filed 2014-10-10
CIK 1558009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

As of October 8, 2014, there were 61,050,000 shares of the issuer's common stock, par value $0.0001, outstanding.

BE AT TV, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014

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

BE AT TV, INC.

(formerly SBOR, Inc.)

INDEX TO INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2014

BE AT TV, INC. (formerly SBOR, Inc.) Condensed Balance Sheets

	August 31, 2014	November 30, 2013
ASSETS	(Unaudited)
Current Assets
Cash	$-	$14,696
Total Current Assets	-	14,696

Total Assets	$-	$14,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$34,414	$3,919
Due to shareholder	39,204	-
Total Current Liabilities	73,618	3,919

Total Liabilities	73,618	$3,919

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 1,650,000,000 shares authorized; 61,050,000 shares issued and outstanding	6,105	6,105
Additional paid-in capital	46,395	46,395
Accumulated deficit	(126,118)	(41,723)
Total Stockholders' Equity (Deficit)	(73,618)	10,777

Total Liabilities and Stockholders' Equity (Deficit)	$-	$14,696

The notes are an integral part of these condensed financial statements.

BE AT TV, INC. (formerly SBOR, Inc.) Condensed Statements of Operations (Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	15	1,950	13,472	2,056
Professional fees	5,006	17,012	70,924	31,426
Total operating expenses	5,021	18,962	84,396	33,482

Net loss	$(5,021)	$(18,962)	$(84,396)	$(33,482)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Outstanding	61,050,000	58,865,548	61,050,000	45,117,270

The notes are an integral part of these condensed financial statements.

BE AT TV, INC. (formerly SBOR, Inc.) Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended August 31,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(84,396)	$(33,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	39,205
Changes in operating assets and liabilities:
Accounts Payable and accrued liabilities	30,495	1,119
Net Cash Used by Operating Activities	(14,696)	(32,363)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	42,500
Net Cash Provided by Financing Activities	-	42,500

Net increase (decrease) in cash	(14,696)	10,137

Cash at beginning of period	14,696	8,252

Cash end of period	$-	$18,389

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The notes are an integral part of these condensed financial statements.

BE AT TV, INC.
(formerly SBOR, Inc.)
Notes to the Condensed Financial Statements
August 31, 2014
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

Effective December 20, 2013, the Company completed a merger with and a subsequent dissolution of its wholly-owned subsidiary, Be At TV, Inc., a Nevada corporation, which was incorporated solely to effect a change in its name.  As a result, the Company changed its name from "SBOR, Inc." to "Be At TV, Inc."

The Company has stopped pursuing our intended plans to manage the renovation, upgrades, and maintenance of real estate properties and are currently seeking new business opportunities with established business entities for the merger with or acquisition of a target business. To date, the Company's activities have been limited to its formation and the raising of equity capital.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the following disclosures are adequate and sufficient to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended November 30, 2013 included in the Company's Form 10-K, as filed with the SEC on March 17, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $nil and $14,696 in cash and cash equivalents at August 31, 2014 and November 30, 2013, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of August 31, 2014 and November 30, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and will not report inception to date financial information.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after December 15 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $84,396 and used cash in operating activities of $14,696 for the nine months ended August 31, 2014.  The Company had working capital deficit and accumulated deficit of $73,618 and $126,118, at August 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - DUE TO RELATED PARTY

As of August 31, 2014 and November 30, 2013, the Company was obligated to a stockholder, for a non-interest bearing demand loan with a balance of $39,204 and $nil, respectively.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company's management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

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

The following table provides the results of operations for the following periods:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-
General and administrative	15	1,950	13,472	2,056
Professional fees	5,006	17,012	70,924	31,426
Net operating loss	$(5,021)	$(18,962)	$(84,396)	$(33,482)

During the three months ended August 31, 2014, we incurred general and administrative and professional fees of $5,021, compared to general and administrative and professional fees of $18,962 during the same period ended August 31, 2013. The decrease in professional fees of $12,006 and general and administrative fees of $1,935, was primarily due to decreased costs related to legal fees in the current quarter.

During the nine months ended August 31, 2014, we incurred  general and administrative and professional fees of $84,396, compared to general and administrative and professional fees of $33,482 during the same period ended August 31, 2013. The increase in general and administrative expenses of $11,416, was primarily due to the one time management fee of $13,354 paid to an officer and director during the period.  The increase in professional fees of $39,498, was primarily due to costs related to our corporate reorganization and DTC application.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of August 31, 2014 and November 30, 2013:

Balance Sheet Date	August 31, 2014	November 30, 2013

Cash	$-	$14,696
Total Assets	$-	$14,696
Total Liabilities	$73,618	$3,919
Working Capital (Deficiency)	$(73,618)	$10,777

Our working capital decreased by $84,395 as of August 31, 2014, as compared to November 30, 2013, due to payment of management fees, increase in accounts payable, and funds due to a shareholder, because of the recent corporate reorganization.

Cash Flows
	For the Nine Months Ended August 31,
	2014	2013

Cash Flows Used in Operating Activities	$(14,696)	$(32,363)
Cash Flows Provided by (Used in) Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$-	$42,500
Net Increase (Decrease) in Cash During Period	$(14,696)	$10,137
Cash Flows from Operating Activities
During the nine month period ended August 31, 2014, cash used in operating activities was $14,696 compared to cash used in operating activities of $32,363 during the same period ended August 31, 2013. The decrease in cash used in operating activities, during 2014, was attributed to increased operating costs due to the management fee paid and professional fees for the recent corporate reorganization, offset by increases in accounts payable and due to shareholder of $30,495 and $39,205, respectively.

Cash Flows from Investing Activities

From inception (April 30, 2012) through August 31, 2014, we did not use any cash for investing activities.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity. For the nine month periods ended August 31, 2014 and 2013, we generated $nil and $42,500, respectively from financing activities.  For the period ended April 31, 2013, we received $42,500 from the issuance of 28,050,000 shares of our common stock.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the quarter ended August 31, 2014.

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
Be at TV, Inc.
(Registrant)

Dated: October 10, 2014	/s/ Linda Miller
Linda Miller
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)