Form 10-K
period 2014-11-30
Be At TV, Inc.
filed 2015-03-03
CIK 1558009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

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
 Yes [X]     No [   ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [   ]     No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]     No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $5,610,000 based on 28,050,000 shares and a market price of $0.20.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

61,300,000 as of February 25, 2015
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

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTCQB, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States capital market.

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

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our sole officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

We had cash in the amount of $794 and a working capital deficit of $55,174 as of November 30, 2014. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

Our common stock currently trades on a limited basis on the OTCQB. Trading of our stock through the OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

We know of no material proceedings in which any of our director, officer or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company or our subsidiaries.

Item 4.      Mine Safety Disclosures.

None.

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for quotation on the OTC Bulletin Board (the "OTCBB") on October 7, 2013 under the symbol "SBORD". On January 27, 2014, our symbol was changed to "BETV". As of February 15, 2015, our stock has thinly traded on the OTC Markets.

Price Range of Common Stock

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTC Markets since trading began October 7, 2013, based on our fiscal year end November 30, 2014. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions

	Fourth Quarter November 30,	Third Quarter August 31,	Second Quarter May 31,	First Quarter February 28,
2014 price range per share	$1.00 - 0.20	$0.20 - 0.20	$0.20 - 0.20	$0.00 - 0.00
2013 price range per share	$0.00 - 0.00	N/A	N/A	N/A

Holders

As of November 30, 2014, we had 21 shareholders of record of our common stock and 61,300,000 shares issued and outstanding.

Transfer Agent

The shares of our common stock are issued in registered form. The transfer agent and registrar for our common stock is Clear Trust Transfer located at 16540 Pointe Village Drive, Suite 210, Lutz, Florida, 33558.

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

Recent Sales of Unregistered Securities

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended and not included in a previously filed Current Report on Form 8-K is set forth below:

•
On November 4, 2014, we issued to one non-US investor 250,000 units (each, an "Unit") at the aggregate price of $25,000 ($0.10 per Unit). Each Unit consists of one share of our common stock and one common share purchase warrant subject to adjustment. Each warrant shall be transferable and shall entitle the holder thereof to purchase one share of our common stock, as presently constituted, for a period of two years commencing from the purchase date of November 4, 2014, at a price of $0.10 per share. The shares were issued pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2014.

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

Results of Operations

The following table provides the results of operations for the following periods:

	Year Ended November 30, 2014	Year Ended November 30, 2013

Revenue	$-	$-
General and administrative expenses	13,502	2,254
Professional fees	77,449	37,721
Net operating loss	$(90,951)	$(39,975)

During the year ended November 30, 2014, we incurred general and administrative and professional fees of approximately $90,951, compared to general and administrative and professional fees of $39,975 during the year ended November 30, 2013. The increase of $39,728 or 105%, in professional fees incurred during the year ended November 30, 2014, as compared to the year ended November 30, 2014, were generally related to increased professional fees for our corporate reorganization and DTC application. The increase of $11,248 or 500%, in general and administrative expenses during the year ended November 30, 2014 as compared to the year ended November 30, 2013, were generally related to a management fee of $13,354 paid to our sole officer and offset by a reduction of marketing fees of $1,800 during the 2014 year end.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of November 30, 2014 and 2013.

Balance Sheet Date	November 30, 2014	November 30, 2013

Cash	$794	$14,696
Total Assets	$-	$14,696
Total Liabilities	$55,968	$3,919
Working Capital	$(55,174)	$10,777

Our working capital decreased as of November 30, 2014 as compared to November 30, 2013 due to payment of management fees, increase in accounts payable, and funds due to shareholders, because of the recent corporate reorganization.

Cash Flows
	Year Ended November 30, 2014	Year Ended November 30, 2013

Cash Flows Used in Operating Activities	$(78,901)	$(36,056)
Cash Flows Provided by (Used by) Investing Activities	$-	$-
Cash Flows Provided by (Used by) Financing Activities	$64,999	$42,500
Net Increase(Decrease) in Cash During Period	$(13,902)	$6,444

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended November 30, 2014, net cash flows used in operating activities was $78,901 consisting of a net loss of $90,951 and was offset by an increase in accounts payable of $12,050. For the year ended November 30, 2013, net cash flows used in operating activities was $36,056 consisting of a net loss of $39,975 and was offset by an increase in accounts payable of $3,919.

Cash Flows from Investing Activities

Since inception (April 30, 2012), we have not used any cash for investing activities.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity. For the year ended November 30, 2014, we generated $64,999 from financing activities as proceeds from the issuance of 250,000 shares of our common stock during November 2014 for gross proceeds of $25,000 and proceeds from the short-term loans of $39,999 from related parties. For the year ended November 30, 2013, we generated $42,500 from financing activities as proceeds from the issuance of 5,940,000 shares of our common stock during January 2013 for gross proceeds of $9,000 and our public offering of which closed on July 8, 2013, whereby we issued 22,110,000 shares of common stock for gross proceeds of $33,500.

Going Concern

Our auditors have issued a going concern opinion on our audited financial statements for the year ended November 30, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues. There is no assurance we will ever reach this point. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. We had $794 and $14,696 in cash and cash equivalents at November 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

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

INDEX TO AUDITED FINANCIAL STATEMENTS

YEAR ENDED NOVEMBER 30, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Be At TV, Inc.

We have audited the accompanying balance sheets of Be At TV, Inc. (the Company) as of November 30, 2014 and 2013 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Be At TV, Inc. as of November 30, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated losses of 132,674 as of November 30, 2014 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 2, 2015

BE AT TV, INC. (formerly SBOR, Inc.) Balance Sheets

	As of November 30,
	2014	2013
ASSETS
Current Assets
Cash	$794	$14,696
Total Current Assets	794	14,696

Total Assets	$794	$14,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$15,969	$3,919
Due to Shareholders	39,999	-
Total Current Liabilities	55,968	3,919

Total Liabilities	55,968	$3,919

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 1,650,000,000 shares authorized; 61,300,000 and 61,050,000 shares issued and outstanding, respectively	6,130	6,105
Additional paid-in capital	71,370	46,395
Accumulated deficit	(132,674)	(41,723)
Total Stockholders' Equity (Deficit)	(55,174)	10,777

Total Liabilities and Stockholders' Equity (Deficit)	$794	$14,696

The notes are an integral part of these financial statements.

BE AT TV, INC. (formerly SBOR, Inc.) Statements of Operations

	Year Ended November 30,
	2014	2013

Revenue	$-	$-

Operating Expenses:
General and administrative	13,502	2,254
Professional fees	77,449	37,721
Total operating expenses	90,951	39,975

Net loss	$(90,951)	$(39,975)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Outstanding	61,068,500	49,089,530

The notes are an integral part of these financial statements.

BE AT TV, INC. (formerly SBOR, Inc.) Statement of Stockholders' Equity (Deficit) For the Years Ended November 30, 2014 and 2013

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount

Balance - November 30, 2012	33,000,000	$3,300	$6,700	$(1,748)	$8,252

Common shares issued for cash at approximately $0.0015 per share	28,050,000	2,805	39,695	-	42,500
Net loss for the period	-	-	-	(39,975)	(39,975)

Balance – November 30, 2013	61,050,000	6,105	46,395	(41,723)	10,777

Common shares issued for cash at approximately $0.10 per share	250,000	25	24,975	-	25,000
Net loss for the period	-	-	-	(90,951)	(90,951)

Balance – November 30, 2014	61,300,000	$6,130	$71,370	$(132,674)	$(55,174)

The notes are an integral part of these financial statements.

BE AT TV, INC. (formerly SBOR, Inc.) Statements of Cash Flows

	Year Ended November 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(90,951)	$(39,975)
Changes in operating assets and liabilities:
Accounts Payable	12,050	3,919
Net Cash Used by Operating Activities	(78,901)	(36,056)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from related party	39,999	-
Proceeds from issuance of common stock	25,000	42,500
Net Cash Provided by Financing Activities	64,999	42,500

Net increase in cash	(13,902)	6,444

Cash at beginning of period	14,696	8,252

Cash end of period	$794	$14,696

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The notes are an integral part of these financial statements.

BE AT TV, INC.
(formerly SBOR, Inc.)
Notes to the Audited Financial Statements
November 30, 2014 and 2013

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $794 and $14,696 in cash and cash equivalents at November 30, 2014 and 2013, respectively.

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

Loss per Share

The Company has adopted ASC 260, "Earnings Per Share", ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, without considering common stock equivalents.

Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Total anti-dilutive options issuable upon conversion of warrants excluded from earnings per share totaled 250,000 and nil shares of common stock at November 30, 2014 and 2013, respectively.
Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of November 30, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $90,951 and used cash in operating activities of $78,901 for the year ended November 30, 2014.  The Company had working capital deficit, stockholders' deficit, and accumulated deficit of $55,174, $55,174 and $132,674, respectively, at November 30, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - DUE TO RELATED PARTIES

During the year, two stockholders advanced $39,999 to the Company, for operating  expenses.  As of November 30, 2014 and 2013, the Company was obligated to these stockholders, for non-interest bearing demand loans with a balance of $39,999 and $nil, respectively.

NOTE 5 - INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	November 30, 2014	November 30, 2013
Income tax expense at statutory rate	$(30,923)	$(13,592)
Change in valuation allowance	30,923	13,592
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	November 30, 2014	November 30, 2013
NOL Carryover	$45,109	$14,186
Valuation allowance	(45,109)	(14,186)
Net deferred tax asset	$-	$-

The Company has approximately $132,674 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2033. Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – SHAREHOLDER'S EQUITY

Preferred Share Issuances

The Company has 10,000,000 authorized preferred shares with a par value of $0.0001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued from inception (April 30, 2012) through the period ended November 30, 2014.

Common Stock

At inception, the Company authorized 100,000,000 common shares, with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

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

Since inception (April 30, 2012) to November 30, 2014, and retroactively adjusted to give effect for the 16.5 for 1 forward stock split, the company has issued a total of 61,300,000 common shares for $77,500 cash, as follows:

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
•
On November 4, 2014, the Company issued to an unaffiliated investor 250,000 Units of the Company's unregistered Securities at the aggregate price of $25,000 ($0.10 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment. One Warrant shall be transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of two (2) years commencing from the purchase date of November 4, 2014, at a price per Warrant Share of $0.10 per Warrant Share.

Warrants
Warrants Outstanding	Exercise Price	Date Issued	Term	Weighted Average Useful Life Remaining
250,000	$0.10	November 4, 2014	2 years	1.94 years

The Company has no stock option plan or other potentially dilutive securities.

NOTE 7– SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company's management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of November 30, 2014.  Based on this evaluation, our Chief Executive Officer concluded as of November 30, 2014 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of November 30, 2014 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended November 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office. Our sole director and executive officer, her age, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed(1)
Linda Miller	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	70	April 30, 2012

(1)	Ms. Miller was appointed as a director on April 30, 2012, as Secretary on May 2, 2012, and as President, Chief Executive Officer, Chief Financial Officer, and Director on September 22, 2014.

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

Family Relationships

Not applicable.

Term of Office

Our director ceases to hold office immediately before their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders, but is eligible for re-election or re-appointment. Notwithstanding the foregoing, our director holds office until their successors are elected or appointed, or until their deaths, resignations or removals. Our officer holds office at the discretion of our board of directors, or until their deaths, resignations or removals.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our sole director and officer.

Involvement in Certain Legal Proceedings

Our sole director and executive officer has not been involved in any of the following events during the past ten years:

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

Board and Committee Meetings

Our board of directors currently consists of one member, Linda Miller. Our board of directors held no formal meetings during the year ended November 30, 2014. Until we develop a more comprehensive board of directors, we anticipate that all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of November 30, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	our sole most highly compensated executive officer who was serving as executive officer at the end of the years ended November 2014 and 2013; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2014 and 2013, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Kitchen(1)	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Linda Miller(2)	2014 2013	13,353 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	13,353 Nil

(1)
Mr. Kitchen was appointed as a director on April 30, 2012 and as President, Chief Executive Officer, Chief Financial Officer, and Treasurer, of our company on May 2, 2012. Mr. Kitchen resigned all his positions as of September 22, 2014.

(2)
Ms. Miller was appointed as a director on April 30, 2012 and as Secretary on May 2, 2012. On September 22, 2014, Ms. Miller was also appointed as President, Chief Executive Officer, Chief Financial Officer and Treasurer.

Other than set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our sole director and executive officer may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended November 30, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended November 30, 2014.

Option Exercises and Stock Vested

During our fiscal year ended November 30, 2014, there were no options exercised by our named officer.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 15, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current sole director and executive officer as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Linda Miller 13100 Boones Ferry Road Lake Oswego, OR 97035	16,500,000 common shares Direct ownership	27.00%
Directors and Executive Officers as a Group(1)	16,500,000 common shares	27.00%
John Kitchen 13100 Boones Ferry Road Lake Oswego, OR 97035	16,500,000 common shares Direct ownership	27.00%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 15, 2015. As of February 15, 2015, there were 61,300,000 shares of our company's common stock issued and outstanding.

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

On May 2, 2012, 16,500,000 shares of our common stock were issued to John Kitchen, a previous officer of our company, for gross proceeds of $5,000. On June 12, 2012, 16,500,000 shares of our common stock were issued to Linda Miller, an officer and director of our company, for gross proceeds of $5,000.

As of November 30, 2014 and 2013, we were obligated to stockholders of our company, for non-interest bearing demand loans with a balance of $39,999 and $nil, respectively.

Director Independence

Our board of directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3)(iv) of Schedule 14A under the Exchange Act.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended November, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2014	Year Ended November 30, 2013
Audit Fees(1)	$9,500	$7,750
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$9,500	$7,750

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

BE AT TV, INC.
(Registrant)

Dated: March 3, 2015	/s/ Linda Miller
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

Dated: March 3, 2015	/s/ Linda Miller
Linda Miller
President, Chief Executive Officer, Chief Financial Officer, , Treasurer, Secretary and Director