Form 10-Q
period 2015-02-28
Be At TV, Inc.
filed 2015-04-14
CIK 1558009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-186869

BE AT TV, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5355653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Ridge Street, North Sydney, Australia 2060
(Address of principal executive offices)(Zip Code)

+61 1300 34 44 35
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

As of April 13, 2015, there were 61,300,000 shares of the issuer's common stock, par value $0.0001, outstanding.

BE AT TV, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

PART I – FINANCIAL INFORMATION
Item 1.      Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto for the year ended November 30, 2014 contained in the Company's annual report filed with the SEC on March 3, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending November 30, 2015.

BE AT TV, INC.

INDEX TO INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED FEBRUARY 28, 2015

BE AT TV, INC.
Condensed Balance Sheets

	February 28,	November 30,
	2015	2014
ASSETS	(Unaudited)
Current Assets
Cash	$675	$794
Total Current Assets	675	794

Total Assets	$675	$794

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$37,166	$15,969
Due to Shareholders	39,999	39,999
Total Current Liabilities	77,165	55,968

Total Liabilities	77,165	$55,968

Stockholders' Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 1,650,000,000 shares authorized; 61,300,000 shares issued and outstanding	6,130	6,130
Additional paid-in capital	71,370	71,370
Accumulated deficit	(153,990)	(132,674)
Total Stockholders' Deficit	(76,490)	(55,174)

Total Liabilities and Stockholders' Deficit	$675	$794

The notes are an integral part of these condensed financial statements.

BE AT TV, INC. Condensed Statements of Operations (Unaudited)

	Three Months Ended February 28,
	2015	2014

Revenue	$-	$-

Operating Expenses:
General and administrative	-	13,456
Professional fees	21,316	48,819
Total operating expenses	21,316	62,275

Net loss	$(21,316)	$(62,275)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Outstanding	61,300,000	61,050,000

The notes are an integral part of these condensed financial statements.

BE AT TV, INC. Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended February 28,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(21,316)	$(62,275)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by a related party	-	12,000
Changes in operating assets and liabilities:
Accounts Payable	21,197	35,579
Net Cash Used by Operating Activities	(119)	(14,696)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Net decrease in cash	(119)	(14,696)

Cash at beginning of period	794	14,696

Cash end of period	$675	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The notes are an integral part of these condensed financial statements.

BE AT TV, INC.
Notes to the Condensed Financial Statements
February 28, 2015
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

BE AT TV, Inc. (the "Company") was incorporated as SBOR, Inc., in the State of Nevada on April 30, 2012 and it is based in Sydney, Australia.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is November 30.

Effective December 20, 2013, the Company completed a merger with its wholly-owned subsidiary, Be At TV, Inc., a Nevada corporation, which was incorporated solely to effect a change in its name. As a result, the Company changed its name from "SBOR, Inc." to "Be At TV, Inc."

To date, the Company's activities have been limited to its formation and the raising of equity capital. The Company has stopped pursuing its intended plans to manage the renovation, upgrades, and maintenance of real estate properties and is currently seeking new business opportunities with established business entities to effect a merger or other form of business combination with the Company. There can be no assurance, however, that the Company will be able to identify an appropriate business opportunity or acquire the financing necessary to enable it to pursue a transaction if an appropriate opportunity is identified.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").  These interim unaudited financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the following disclosures are adequate and sufficient to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited annual financial statements and the notes thereto for the year ended November 30, 2014 included in the Company's Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 3, 2015.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company's periodic filings with the SEC include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Start-Up Costs

In accordance with ASC 720, "Start-up Costs", the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $675 and $794 in cash and cash equivalents at February 28, 2015 and November 30, 2014, respectively.

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

Loss per Share

The Company has adopted ASC 260, "Earnings Per Share" ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, without considering common stock equivalents.

Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Total anti-dilutive common stock equivalents issuable upon conversion of warrants excluded from earnings per share totaled 250,000 shares of common stock at February 28, 2015 and November 30, 2014, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of February 28, 2015 and November 30, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company's financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $21,316 and used cash in operating activities of $119 for the three months ended February 28, 2015.  The Company had a working capital deficit of $76,490 and an accumulated deficit of $153,990 at February 28, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is dependent upon its ability to identify and commence operation of a new business opportunity that generates revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - DUE TO RELATED PARTIES

During the year ended November 30, 2014, two stockholders advanced $39,999 to the Company for operating expenses.  As of February 28, 2015 and November 30, 2014, respectively, the Company was obligated to these stockholders for non-interest bearing demand loans with a balance of $39,999.

NOTE 5 – SHAREHOLDER'S EQUITY

Preferred Share Issuances

The Company has 10,000,000 authorized preferred shares with a par value of $0.0001 per share.  The Company's board of directors is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued from inception (April 30, 2012) through the period ended February 28, 2015.

Common Stock

At inception, the Company authorized 100,000,000 shares of common stock, with a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

Effective December 20, 2013, the Company increased the number of authorized common stock to 1,650,000,000 shares of common stock, with a par value $0.0001 per share.

Common Share Issuances

Effective December 20, 2013, the Company effected a 16.5 for 1 forward split of its common stock, under which each stockholder of record received sixteen and one-half (16.5) new shares of the Company's common stock for every one (1) old share outstanding.

During the three months ended February 28, 2015, the Company did not issue any shares of common stock. The Company had 61,300,000 shares of common stock issued and outstanding as at February 28, 2015 and November 30, 2014, respectively.

Warrants
Warrants Outstanding	Exercise Price	Date Issued	Term	Weighted Average Useful Life Remaining
250,000	$0.10	November 7, 2014	2 years	1.69 years

The Company has no stock option plan or options or other potentially dilutive securities outstanding.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company's management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report on Form 10-K, as filed on March 3, 2015.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Current Business

We have stopped pursuing our plans to manage the renovation, upgrades, and maintenance of real estate properties and are currently seeking new business opportunities with established business entities to effect a merger or other form of business combination with our company.

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

We have not yet entered into any definitive agreements for potential new business opportunities.There can be no assurance that we will be able to identify an appropriate business opportunity or acquire the financing necessary to enable us to pursue a transaction if an appropriate opportunity is identified.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. We believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. Further, we expect that any new acquisition or business opportunities that may become available to our company will require additional financing. There can be no assurance that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

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

The following table provides the results of operations for the following periods:

	Three Months Ended February 28,
	2015	2014
Revenue	$-	$-
General and administrative expenses	-	13,456
Professional fees	21,316	48,819
Net operating loss	$21,316	$62,275

During the three months ended February 28, 2015, we did not incur any general and administrative expenses and solely incurred professional fees of $21,316, compared to general and administrative and professional fees of $62,275 during the three months ended February 28, 2014. The decrease of $13,456 in general and administrative expenses during the period ended February 28, 2015 as compared to the period ended February 28, 2014, were primarily related to a one-time management fee of $13,354 paid to our previous sole officer during the period ended 2014, when the Company closed their bank account and decided to seek a new business opportunity. The decrease of $27,503, or 56%, in professional fees incurred during the period ended February 28, 2015, as compared to the period ended February 28, 2014, were generally related to increased professional fees for our corporate reorganization and DTC application during the period ended 2014.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of February 28, 2015 and November 30, 2014:

	February 28, 2015	November 30, 2014	Change
Cash	$675	$794	$(119)
Total Assets	$675	$794	$(119)
Total Liabilities	$77,165	$55,968	$21,197
Working Capital Deficiency	$(76,490)	$(55,174)	$(21,316)

Our working capital deficiency increased $21,316 as of February 28, 2015 as compared to November 30, 2014 due to an increase in accounts payable of $21,197 and a decrease in cash of $119.

Cash Flows
	Three Months Ended February 28,
	2015	2014
Cash Flows Used in Operating Activities	$(119)	$(14,696)
Cash Flows Provided by (Used in) Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$-	$-
Net Decrease in Cash During Period	$(119)	$(14,696)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended February 28, 2015, net cash flows used in operating activities was $119 consisting of a net loss of $21,316 and was reduced by an increase in accounts payable of $21,197.  For the three months ended February 28, 2014, net cash flows used in operating activities was $14,696 consisting of a net loss of $62,275 and was offset by expenses paid directly by a related party of $12,000, and an increase in accounts payable of $35,579.

Cash Flows from Investing Activities

From inception (April 30, 2012) through February 28, 2015, we did not use any cash for investing activities.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity. For the three month periods ended February 28, 2015 and 2014, we did not generate any cash from financing activities.

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

There are no assurances that we will be able to obtain additional financing through private placements, and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report for the reasons disclosed in our annual report on Form 10-K for the year ended November 28, 2014, as filed with the SEC on March 3, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the "Risk Factors" section of our annual report on Form 10-K for the fiscal year ended November 30, 2014 filed with the SEC on March 3, 2015 in addition to other information in our annual report on Form 10-K for the fiscal year ended November 30, 2014 filed with the SEC on March 3, 2015 and in this quarterly report in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of those risks. You could lose all or part of your investment due to any of these risks.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the quarter ended February 28, 2015.

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

Be at TV, Inc.
(Registrant)

Dated: April 14, 2015	/s/ Paul Medley
Paul Medley
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)