Form 10-Q
period 2015-05-31
Be At TV, Inc.
filed 2015-06-12
CIK 1558009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of June 12, 2015, there were 61,300,000 shares of the issuer's common stock, par value $0.0001, outstanding.

BE AT TV, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

PART I – FINANCIAL INFORMATION
Item 1.      Condensed Financial Statements.
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

BE AT TV, INC.

INDEX TO INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2015

BE AT TV, INC.
Condensed Balance Sheets

	May 31,	November 30,
	2015	2014
ASSETS	(Unaudited)
Current Assets
Cash	$675	$794
Total Current Assets	675	794

Total Assets	$675	$794

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$84,677	$15,969
Due to Shareholders	39,999	39,999
Total Current Liabilities	124,676	55,968

Total Liabilities	124,676	$55,968

Stockholders' Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 1,650,000,000 shares authorized; 61,300,000 shares issued and outstanding	6,130	6,130
Additional paid-in capital	71,370	71,370
Accumulated deficit	(201,501)	(132,674)
Total Stockholders' Deficit	(124,001)	(55,174)

Total Liabilities and Stockholders' Deficit	$675	$794

The accompanying notes are an integral part of these condensed financial statements.

 BE AT TV, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	-	-	-	13,456
Professional fees	47,511	17,100	68,827	65,918
Total operating expenses	47,511	17,100	68,827	79,374

Net loss	$(47,511)	$(17,100)	$(68,827)	$(79,374)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Shares Outstanding	61,300,000	61,050,000	61,300,000	61,050,000

The accompanying notes are an integral part of these condensed financial statements.

BE AT TV, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended May 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(68,827)	$(79,374)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by a related party	-	19,850
Changes in operating assets and liabilities:
Accounts Payable	68,708	44,828
Net Cash Used by Operating Activities	(119)	(14,696)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Net decrease in cash	(119)	(14,696)

Cash at beginning of period	794	14,696

Cash end of period	$675	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

BE AT TV, INC.
Notes to the Unaudited Condensed Financial Statements
May 31, 2015

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than six months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $675 and $794 in cash and cash equivalents at May 31, 2015 and November 30, 2014, respectively.
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
Diluted EPS is computed by dividing net income or net loss and comprehensive net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants.  Options and warrants are only included in the calculation of diluted EPS when their effect is dilutive.  Total anti-dilutive common stock equivalents issuable upon conversion of warrants excluded from earnings per share totaled 2,500,000 shares of common stock at May 31, 2015 and November 30, 2014, respectively.
Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of May 31, 2015 and November 30, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2015.  The carrying values of our financial instruments, including, cash and cash equivalents; accounts payable and accrued expenses; and loans and notes payable approximate their fair values due to the short-term maturities of these financial instruments.
Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of the Company's financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.
NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS
The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has a cumulative net loss since inception from operations of $201,501 and has required additional capital raises and advances from shareholders' to support its operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company's continuation as a going concern is dependent upon its ability to identify and commence operation of a new business opportunity that generates revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.
The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - DUE TO RELATED PARTIES
During the year ended November 30, 2014, two stockholders advanced $39,999 to the Company for operating expenses.  As of May 31, 2015 and November 30, 2014, respectively, the Company was obligated to these stockholders for non-interest bearing demand loans with a balance of $39,999.
NOTE 5 – SHAREHOLDER'S EQUITY
Preferred Share Issuances
The Company has 10,000,000 authorized preferred shares with a par value of $0.0001 per share.  The Company's board of directors is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.
There were no preferred shares issued from inception (April 30, 2012) through the period ended May 31, 2015.
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
During the period ended May31, 2015, the Company did not issue any shares of common stock. The Company had 61,300,000 shares of common stock issued and outstanding as at May 31, 2015 and November 30, 2014, respectively.
Warrants

Warrants Outstanding	Exercise Price	Date Issued	Term	Weighted Average Useful Life Remaining
250,000	$0.10	November 7, 2014	2 years	1.44 years
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
We have entered into a non-binding letter of intent with Epic Stores Corp. ("Epic") pursuant to which we have agreed to acquire all of the outstanding shares of Epic from the holders thereof.  Epic is a second hand goods retailer that operates retail stores in the United States. We continue to negotiate the final terms of the definitive agreement but expect that, once finalized, they will be largely as set out in the section entitled, "Other Information". However, there can be no assurance that we will successfully enter into a definitive agreement with Epic or complete the acquisition of Epic on the expected terms, or at all.
In the event that we do not successfully complete the acquisition of Epic, we may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.
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
The following table provides the results of operations for the three months ended May 31, 2015:
	Three Months Ended
	May 31,
	2015	2014
Revenue	$-	$-
General and administrative expenses	$-	$-
Professional fees	$47,511	$17,100
Net operating loss	$47,511	$17,100
During the three months ended May 31, 2015, we incurred general and administrative and professional fees of approximately $47,511, compared to general and administrative and professional fees of $17,100 during the three months ended May 31, 2014. The increase of $30,411 in professional fees incurred during the period ended May 31, 2015, as compared to the period ended May 31, 2014, was generally related to increased professional fees for our corporate reorganization during the period ended 2015. We did not incur any general and administrative expenses during the three months ended May 31, 2015 and May 31, 2014.
The following table provides the results of operations for the six months ended May 31, 2015:
	Six Months Ended
	May 31,
	2015	2014
Revenue	$-	$-
General and administrative expenses	$-	$13,456
Professional fees	$68,827	$65,918
Net operating loss	$68,827	$79,374
During the six months ended May 31, 2015, we incurred general and administrative and professional fees of approximately $68,827, compared to general and administrative and professional fees of $79,374 during the six months ended May 31, 2014. The increase of $2,909 in professional fees incurred during the period ended May 31, 2015, as compared to the period ended May 31, 2014, was generally related to increased professional fees for our corporate reorganization during the period ended 2015. We did not incur any general and administrative expenses during the six months ended May 31, 2015. The decrease of $13,456 in general and administrative expenses during the period ended May 31, 2015 as compared to the period ended May 31, 2014, was generally related to a one-time management fee of $13,354 paid to our previous sole officer during the period ended 2014.

Liquidity and Financial Condition
Working Capital
The following table provides selected financial data about our company as of May 31, 2015 and November 30, 2014:
Balance Sheet Date	May 31, 2015	November 30, 2014	(Decrease) / Increase

Cash	$675	$794	$(119)
Total Assets	$675	$794	$(119)
Total Liabilities	$124,676	$55,968	$68,708
Working Capital (Deficiency)	$(124,001)	$(55,174)	$(68,827)
Our working capital decreased as of May 31, 2015 as compared to November 30, 2014 due to an increase in accounts payable of $68,708 and a decrease in cash of $119.
Cash Flows
	For the Six Months Ended May 31,
	2015	2014

Cash Flows Used in Operating Activities	$(119)	$(14,696)
Cash Flows Provided by (Used in) Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$-	$-
Net Decrease in Cash During Period	$(119)	$(14,696)
Cash Flows from Operating Activities
We have not generated positive cash flows from operating activities. For the six months ended May 31, 2015, net cash flows used in operating activities was $119 consisting of a net loss of $68,827 and was reduced by an increase in accounts payable of $68,708.
Cash Flows from Investing Activities
From inception (April 30, 2012) through May 31, 2015, we did not use any cash for investing activities.
Cash Flows from Financing Activities
We have financed our operations from the issuance of equity. For the six month periods ended May 31, 2015 and 2014, we did not generate any cash from financing activities.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
As noted above under the heading "Management's Discussion and Analysis – Current Business", we have entered into a non-binding letter of intent with Epic Stores Corp. ("Epic") pursuant to which we have agreed to acquire all of the outstanding shares of Epic from the holders thereof.  Epic is a second hand goods retailer that operates retail stores in the United States. We continue to negotiate the final terms of the definitive agreement but expect that, once finalized, the key terms will be substantively as follows:
•	we are proposing to acquire the 27,083,493 issued and outstanding shares of common stock in the capital of Epic from Epic's stockholders in consideration for the issuance of 47,903,927 shares of our common stock, on an undiluted basis, and warrants to acquire up to 2,764,457 shares of our common stock;
•	we expect that our management will be replaced by the management of Epic and four nominees of Epic will join our board of directors; and
•	we expect to complete a concurrent financing of units to raise gross proceeds of at least $2,300,000.
There is no relationship between our company or any of our affiliates and Epic or any of its stockholders. In the event that a definitive agreement is entered into, and the transaction is successfully completed, we will cease to be a shell company and file a current report on Form 8-K disclosing same, which will include audited consolidated financial statements of Epic for its two fiscal years ended December 31, 2014, as well as unaudited interim consolidated condensed financial statements for its most recent interim period.
Notwithstanding the foregoing, there can be no assurance that we will successfully enter into a definitive agreement with Epic, or complete the acquisition of Epic on the expected terms, or at all.

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

Be At TV, Inc.
(Registrant)

Dated: June 12, 2015	/s/ Paul Medley
Paul Medley
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)