Form 10-Q
period 2015-06-30
EPIC STORES CORP.
filed 2015-08-19
CIK 1558009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-186869

EPIC STORES CORP.
(Exact name of registrant as specified in its charter)

Nevada	45-5355653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20805 North 19th Avenue, #2, Phoenix, AZ 85027
(Address of principal executive offices)(Zip Code)

(855) 636-3742
(Registrant’s telephone number, including area code)

BE AT TV, INC.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 18, 2015, there were 34,383,109 shares of the issuer’s common stock, par value $0.0001, outstanding.

EPIC STORES CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

2

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014, which were filed as Exhibit 99.1 to the Company’s current report on Form 8-K as filed with the SEC on June 30, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

3

EPIC STORES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	June 30, 2015	December 31, 2014
Current assets
Cash	$451,229	$157,692
Accounts receivable	95,218	34,562
Inventory	165,395	217,109
Prepaid expense	6,198	9,362
Total current assets	718,040	418,725
Deposits	48,599	35,258
Fixed assets, net	1,082,887	1,129,151
Tenant improvements, net	844,276	523,915
Total assets	$2,693,802	$2,107,049
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,180,902	$910,251
Deferred rents - current portion	44,508	123,620
Equipment loan - current portion	46,220	45,052
Notes payable - current portion	300,000	—
Loans from related parties - current portion	—	89,000
Total current liabilities	1,571,630	1,167,923
Deferred rents	1,214,863	820,349
Equipment loan	131,655	127,908
Notes payable to related party	—	200,000
Notes payable	450,000	700,000
Declared dividends	85,399	96,660
Total liabilities	3,453,547	3,112,840
Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Common stock; $0.0001 par value; 687,500,000 shares authorized; 34,383,109 and 15,903,948 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3,438	1,590
Additional paid-in capital	9,063,091	5,616,294
Accumulated deficit	(10,011,131)	(6,557,152)
Total stockholders' deficit of the Company	(944,602)	(939,268)
Non-controlling interest	184,857	(66,523)
Total stockholders' deficit to the Company	(759,745)	(1,005,791)
Total liabilities and stockholders' deficit	$2,693,802	$2,107,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 EPIC STORES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Retail revenues	$1,732,116	$1,163,819	$3,573,412	$2,356,093
Wholesale revenues	41,319	275,694	193,578	479,768
Total revenues	1,773,435	1,439,513	3,766,990	2,835,861
Cost of revenues	(434,043)	(326,890)	(883,971)	(643,988)
Gross profit	1,339,392	1,112,623	2,883,019	2,191,873
Operating expenses
Payroll and related expenses	1,391,332	842,830	2,606,734	1,585,052
General and administrative expenses	647,115	302,629	1,306,506	801,926
Rent expense	646,227	364,276	1,298,327	702,321
Professional fees	327,012	172,947	468,568	380,394
Depreciation and amortization expense	95,077	40,280	169,189	94,468
Total operating expenses	3,106,763	1,722,962	5,849,324	3,564,161
Loss from operations	(1,767,371)	(610,339)	(2,966,305)	(1,372,288)
Other income (expense)
Interest expense	(49,166)	(40,412)	(116,188)	(63,681)
Other income	22,632	—	24,032	7,903
Total other expense	(26,534)	(40,412)	(92,156)	(55,778)
Net loss	$(1,793,905)	$(650,751)	$(3,058,461)	$(1,428,066)
Less: Net gain (loss) attributable to non-controlling interest	$53,486	$(40,014)	$37,830	$13,024
Net loss attributable to the Company	$(1,847,391)	$(690,765)	$(3,096,291)	$(1,441,090)
Basic loss per common share	$(0.10)	$(0.06)	$(0.18)	$(0.11)
Basic weighted average common shares outstanding	18,970,332	12,238,155	17,577,822	12,727,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EPIC STORES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net loss	$(3,058,461)	$(1,428,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of fixed assets	(28,362)	—
Shares issued for interest	20,959	—
Depreciation and amortization	169,189	94,468
Changes in assets and liabilities
Increase in deferred rents	315,402	115,237
Decrease in prepaid expense	3,164	—
(Increase) in deposits	(13,341)	(872)
Decrease in inventory	51,714	105,412
Increase (decrease) in accounts payable and accrued liabilities	270,651	(117,584)
(Increase) decrease in accounts receivable	(60,656)	2,200
Net cash used in operating activities	(2,329,741)	(1,229,205)
Cash Flows from investing
Purchase of fixed assets	(108,428)	(162,676)
Proceeds from sale of fixed assets	60,000	—
Investment in tenant improvements	(334,940)	(105,605)
Net cash used in investing activities	(383,368)	(268,281)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	2,353,000	1,601,112
Dividends paid to shareholders	(369,713)	(171,034)
Proceeds from notes payable	1,050,000	—
Proceeds from related party debts	—	52,000
Principal payments on capital leases	(26,641)	(14,802)
Net cash from financing activities	3,006,646	1,467,276
Net increase (decrease) in cash	293,537	(30,210)
Beginning cash balance	157,692	250,188
Ending cash balance	$451,229	$219,978
Supplemental disclosure of cash flow information
Cash paid for interest	$62,431	$23,269
Cash paid for tax	$—	$—
Non-Cash investing and financing transactions
Debt settled with shares	$(1,000,000)	$—
Shares issued to settle dividends payable	$(74,686)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EPIC STORES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

History and Organization

Epic Stores Corp. (the “Company”) was incorporated under the name “SBOR, Inc.” in the State of Nevada on April 30, 2012. Effective December 20, 2013, the Company completed a merger with its wholly-owned subsidiary, Be At TV, Inc., a Nevada corporation, which was incorporated solely to effect a change in its name. As a result, the Company changed its name from “SBOR, Inc.” to “Be At TV, Inc.”.

On June 24, 2015, the Company entered into, and closed, a share exchange agreement dated June 24, 2015 (the “Exchange Agreement”) among the Company, Epic Stores Corp., a private Nevada company (“Epic Corp.”), and the stockholders of Epic Corp., pursuant to which the Company acquired all of Epic Corp.’s 27,083,493 issued and outstanding shares of common stock from its stockholders in consideration for the issuance of an aggregate of: (i) 19,959,970 shares of the Company’s common stock (on a post-reverse split basis), and (ii) 1,151,857 warrants (on a post-reverse split basis), each of which is exercisable into one share of the Company’s common stock at a price of $1.02 per share until June 24, 2018. As a result of the closing of the Exchange Agreement, Epic Corp. became a wholly-owned subsidiary of the Company. See Note 14– SUBSEQUENT EVENTS for additional details.

In connection with the closing of the Exchange Agreement, the Company experienced a change of control as four new directors, all of whom were directors of Epic Corp., were appointed to the Company’s board, all of the Company’s prior management resigned and were replaced by management nominated by Epic Corp., and former stockholders of Epic Corp. were issued shares of the Company’s common stock that constituted approximately 58.1% of the Company’s issued and outstanding shares, on an undiluted basis, at the time of closing of the Exchange Agreement. As a result, the Company determined to treat the acquisition of Epic Corp. as a reverse merger and recapitalization for accounting purposes, with Epic Corp. as the acquirer for accounting purposes.

Effective August 18, 2015, the Company completed a merger with its wholly-owned subsidiary, Epic Stores Corp., a Nevada corporation, which was incorporated solely to effect a change in its name. As a result, the Company changed its name from “Be At TV, Inc.” to “Epic Stores Corp.”. This name change was effected to reflect the change in the Company’s business resulting from the closing of the Exchange Agreement.

Also effective August 18, 2015, the Company completed a reverse split of its authorized and issued and outstanding shares of common stock, on the basis of one new share of common stock for each 2.4 shares of authorized, issued and outstanding shares of common stock prior to completion of the reverse split. In accordance with Staff Accounting Bulletin (“SAB”) Topic 4.C of the Securities and Exchange Commission, the equity presentation has been retroactively applied to the presentation of these financial statements. See Note 14 – SUBSEQUENT EVENTS for additional details.

Pursuant to the reverse stock split approved by our Board of Directors, each 2.4 shares of issued and outstanding common stock and warrants, respectively, were combined into and became one share of common stock and no fractional shares were issued. The accompany financial statements and related disclosures give retroactive effect to the reverse stock split for all periods presented. Under Nevada law, because the reverse stock split was approved by the Board of Directors and (i) both the number of authorized shares of the common stock and the number of issued and outstanding shares of common stock were proportionally reduced as a result of the reverse stock split, (ii) the reverse stock split does not adversely affect any other class of stock of the Company and (iii) the Company did not pay money or issue scrip to stockholders who would otherwise be entitled to receive a fractional share as a result of the reverse stock split, stockholder approval was not required.

The Company currently has four wholly-owned subsidiaries, being Epic Stores, LLC, a Nevada limited liability company, Epic Stores 2 LLC, a Nevada limited liability company, Epic Stores III LLC, a Nevada limited company, and Epic Corp, a Nevada corporation. The Company operates its retail stores through its wholly-owned subsidiaries.

Atlas Global LLC (“Atlas”), an Arizona limited liability company, is a supply and logistics company that specializes in sourcing second hand goods. Atlas is controlled by the majority shareholders of Epic Corp. and supplies the majority of its goods to Epic Corp. As a result of the common control and business concentrations as between Atlas and Epic Corp., it is deemed to be a variable interest entity (“VIE”) of the Company.

The Company, each of its subsidiaries and Atlas, a VIE, are collectively referred to herein as the “Company”, unless the context otherwise requires.

Description of Business

The Company is a second hand goods retailer that operates second hand retail stores in the United States. The Company focuses on offering high quality, on-trend second hand clothing, accessories and household products at affordable prices. Additionally, the Company sells used goods that do not meet or exceed its strict quality standards through the wholesale market. The Company maintains executive offices in Phoenix, Arizona.

As of June 30, 2015, the Company had 12 operating stores in four states, being Arizona, Nevada, Colorado and Texas. The Company has one additional location under construction in Texas.

EPIC STORES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period have been omitted.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and Atlas. All significant intercompany balances and transactions have been eliminated.

Going Concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $10,011,131 since its inception and requires additional capital for its contemplated operational and marketing activities to take place.

Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, the Company will be forced to delay or scale down some or all of its business activities, sell certain business assets or perhaps even cease the operation of its business. Since inception the Company has funded its operations primarily through equity and debt financings and it expects that it will continue to fund its operations through equity and debt financing. If the Company raises additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates – The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $451,229 and $157,692 in cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively.

Concentration of credit risk - The Company maintains cash balances at financial institutions. Accounts at such institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2015 and June 30, 2015, the Company's uninsured cash balances were approximately $0 and $157,056, respectively.

Fair Value of Financial Instruments – The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board (“FASB”) ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – observable inputs such as quoted prices in active markets; Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Cash and unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Variable interest entity – A variable interest entity (“VIE”) is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. As of June 30, 2015 and December 31, 2014, the Company determined that Atlas fit the description of a VIE, with the Company as the primary beneficiary, because officers and directors of the Company are the majority shareholders of Atlas and have the ability to direct the activities of the entity. As a result, Atlas has been consolidated in the Company’s financial statements. If the Company determines in the future that it does not have operating power over Atlas and the obligation to absorb Atlas’s losses or receive benefits, such that the Company is no longer the primary beneficiary of Atlas, the Company will not consolidate Atlas for the applicable financial period.

Earnings (Loss) per Share – The Company reports earnings (loss) per share in accordance with FASB Standards ASC 260-10 “Earnings Per Share”, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Recently Issued Accounting Pronouncements – In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Other recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company’s financial condition, results of operations, or related disclosures are not discussed.

EPIC STORES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. VARIABLE INTEREST ENTITY

As of June 30, 2015 and December 31, 2014, the Company determined that Atlas fit the description of a VIE, with the Company as the primary beneficiary, because officers and directors of the Company are the majority shareholders of Atlas and have the ability to direct the activities of the entity. Atlas is also contracted to provide all inventory collected that meets quality standards to the Company at fixed rates. As a result of the control the Company has over Atlas, the accounts of Atlas have been consolidated with the accounts of the Company in accordance with ASC 810-10.

The carrying amount and classification of the assets and liabilities of Atlas that are included in the Company’s consolidated balance sheets are as follows:

	June 30, 2015	December 31, 2014
Total current assets	$223,470	$94,474
Total assets	599,864	562,322
Total current liabilities	215,007	140,365
Total liabilities	415,007	629,365

The amounts shown in the above table as of June 30, 2015 and December 31, 2014 include intercompany payables and receivables that have been eliminated in consolidating Atlas with the Company. As of June 30, 2015 and December 31, 2014, $173,812 and $62,820 were payables due to Atlas for inventory received. As of June 30, 2015 and December 31, 2014, $0 and $7,288 were payable to the Company for expenses paid on behalf of Atlas. As of June 30, 2015 and December 31, 2014, $35,620 and $0 were payable to Atlas for expenses paid on behalf of the Company.

The amounts and classification of income and expenses of Atlas that are in the Company’s consolidated statements of operations are as follows:

	Three Months Ending
	June 30, 2015	June 30, 2014
Revenues	$161,575	$586,735
Cost of goods	(80,753)	(350,707)
Gross margin	80,822	236,028
Expenses	27,336	276,440
Net income (loss)	$(53,486)	$(40,412)

The amounts shown in the above table for the three months ended June 30, 2015 and 2014, include sales and purchases that have been eliminated in consolidating Atlas with the Company. During the three months ended June 30, 2015 and 2014, the Company purchased inventory from Atlas of $167,059 and $314,681, respectively.

	Six Months Ending
	June 30, 2015	June 30, 2014
Revenues	$341,900	$1,105,114
Cost of goods	(179,810)	(625,165)
Gross margin	162,090	479,366
Expenses	124,260	466,342
Net income (loss)	$37,830	$13,024

The amounts shown in the above table for the six months ended June 30, 2015 and 2014, include sales and purchases that have been eliminated in consolidating Atlas with the Company. During the six months ended June 30, 2015 and 2014, the Company purchased inventory from Atlas of $344,262 and $643,827, respectively.

EPIC STORES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. INVENTORY

The components of inventories are as follows:

	June 30, 2015	December 31, 2014
Merchandise goods	$165,395	$217,109
Less reserve for inventory shrinkage and obsolescence	—	—
Total, net of reserves	$165,395	$217,109

The Company evaluated the need to increase its market reserves for excess and slow-moving inventories and determined that no reserve was needed for the periods ended June 30, 2015 and December 31, 2014. As part of the Company’s valuation analysis of inventory, the Company also analyzed its inventory to determine if reserves were needed for inventory shrinkage. At June 30, 2015 and December 31, 2014, respectively, the Company determined no such reserves were needed.

6. FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2015	December 31, 2014
Furniture and fixtures	$884,232	$788,735
Donation bins	604,960	631,047
Capitalized equipment leases	199,390	179,762
	1,688,582	1,599,524
Less accumulated depreciation and amortization	(605,695)	(470,393)
Property and equipment, net	$1,082,887	$1,129,151

Fixed assets are recorded on the basis of cost and depreciated using a straight-line method over the estimated useful lives of fixed assets. Leasehold improvements are amortized over the estimated useful life of the assets. Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. The Company expenses maintenance and repair costs as incurred.

Depreciation expense for the three months ended June 30, 2015 and 2014 was $85,147 and $38,749, respectively.

Depreciation expense for the six months ended June 30, 2015 and 2014 was $154,610 and $92,828, respectively.

EPIC STORES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. TENANT IMPROVEMENTS

Tenant improvements consist of the following:

	June 30, 2015	December 31, 2014
Tenant Improvements	$873,270	$538,329
Less accumulated depreciation and amortization	(28,994)	(14,414)
Tenant improvements, net	$844,276	$523,915

Leasehold improvements are amortized over the shorter of the useful life of the assets or the estimated lease term (including probable lease renewals). Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. The Company expenses maintenance and repair costs as incurred.

Depreciation expense for the three months ended June 30, 2015 and 2014 was $9,920 and $109, respectively.

Depreciation expense for the six months ended June 30, 2015 and 2014 was $14,579 and $1,640, respectively.

8. RELATED PARTY TRANSACTIONS

On May 20, 2015, the Company and a related party note holder agreed to settle an unsecured promissory note in the principal amount of $200,000. The entire principal outstanding under the note and the accrued interest thereon were settled in exchange for the issuance of one unit of Atlas. The note bore a 16% annual interest rate and was to mature on September 1, 2018. The Company was required to make interest only payments until maturity at which time the note was to be paid in full.

From time to time, members of the Company have advanced funds to support its operations. On May 19, 2015, the Company and certain debt holders agreed to settle $89,000 in advances payable in exchange for one unit of Atlas. As of June 30, 2015 and December 31, 2014, the outstanding balance of advanced funds was $0 and $89,000, respectively. The advances were to be due on demand and did not bear interest.

During the six months ended June 30, 2015, Dynamic Solutions Nevada LLC (“Dynamic”), an entity 90% owned by Brian Davidson, an officer, director and shareholder of the Company, acted as the general contractor for tenant improvements performed at several of the Company’s stores. The total billings related to these tenant improvements during the six months ended June 30, 2015 was $43,535. As of June 30, 2015, $9,000 remained due to Dynamic.

On January 1, 2015, the Company renegotiated existing consulting agreements with Wayne Riggs, Brian Davidson and Bobby Riggs, all of whom are officers and directors of the Company. Under these agreements, each officer is to receive compensation of $160,000 annually, a reimbursement for health insurance costs, and is entitled to participate in the Company’s stock option plan, when and if established.

During the six months ended June 30, 2015, management consulting fees were paid to the officers in accordance with the terms of the management agreements.

During the three and six months ended June 30, 2015, the Company’s Manager, Wayne Riggs, received $50,000 and $80,000, respectively, for the provision of management and business development services to the Company.

During the three and six months ended June 30, 2015, the Company’s Chief Executive Officer, Brian Davidson, received $50,000 and $80,000, respectively, for the provision of management and business development services to the Company.

During the three and six months ended June 30, 2015, the Company’s Chief Operating Officer, Bobby J. Riggs, received $50,000 and $80,000, respectively, for the provision of management and business development services to the Company.

EPIC STORES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. RELATED PARTY TRANSACTIONS (continued)

On March 3, 2015, Epic Corp. appointed Zachary Bradford to serve as the Chief Financial Officer (“CFO”) of Epic Corp., and Mr. Bradford subsequently became the Chief Financial Officer of the Company upon closing of the Exchange Agreement on June 24, 2015. In connection with this appointment, the Company entered into a consulting agreement with Mr. Bradford, pursuant to which the Company agreed to pay Mr. Bradford a consulting fee of $5,500 per month, plus expenses incurred. The Company also entered into certain agreements with Bluechip Advisors LLC (“Bluechip”), a company in which Mr. Bradford holds a 50 percent interest, having a term from March 1, 2015 through February 28, 2016, pursuant to which Bluechip agreed to provide controller and accounting services for base fee compensation of $8,000 per month, plus expenses, plus an additional fee of $200 per month for each operating store over five open during the month of service. The Company also entered into a further agreement with Bluechip pursuant to which Bluechip agreed to provide services to the Company in connection with the preparation of financial statements and other public filings in connection with the closing of the Exchange Agreement, as further described in Note 1, for fees of $55,000.

9. NOTES PAYABLE

Epic Corp.

On August 15, 2014, Epic Corp. issued two unsecured promissory notes to two investors, each in the principal amount of $250,000. The notes bear a 16% annual interest rate, maturing at the earlier of the sale of Epic Corp. or December 31, 2018. The notes also carry provisions that allow the holder to call the balance prior to maturity subject to early withdrawal penalties as follows: 12% if called in 2015, 8% if called in 2016 and 4% if called in 2017. On May 20, 2015, the Company and the noteholders agreed to settle 50% of the noteholders’ respective balances outstanding under the notes in consideration for the issuance of an aggregate of 233,791 shares of the common stock of Epic Corp. to each of the note holders.

On January 15, 2015, Epic Corp. issued an unsecured promissory note to an investor in the principal amount of $100,000. The note bears no interest and is due upon demand.

On March 2, 2015, the Company entered into a letter of intent with Epic Corp. pursuant to which the Company agreed to acquire all of the outstanding securities of Epic Corp. In connection with the entry into the letter of intent, on March 18, 2015, Epic Corp. entered into a loan agreement with a third party lender, pursuant to which the lender agreed to make a loan in the principal amount of $750,000 to Epic Corp. The loan bore interest at the rate of 12% per annum, and had a maturity date of September 18, 2015. As security for the secured convertible note, Epic Corp. provided the lender with security over all of its assets pursuant to the terms of a general security agreement made by Epic Corp. in favor of the lender. In connection with the closing of the Exchange Agreement on June 24, 2015, the principal amount outstanding under the March 18, 2015 note, and accrued interest thereon, totaling $770,959, was converted into units of the Company at a deemed conversion price of $0.882 per unit. Each unit consisted of one share of common stock in the capital of the Company and one warrant, each of which is exercisable into one share of common stock of the Company at a price of $1.02 until June 24, 2018.

On April 16, 2015, Epic Corp. issued a secured convertible promissory note to an investor in the principal amount of $200,000. The note bears a 23% annual interest rate and matures on June 30, 2015. The note was convertible into one Class B Unit of Epic LLC. As a result of the contribution of all of the assets of Epic LLC to Epic Corp., the note is now convertible into 352,941 shares of Epic Corp.’s common stock, which represents the pro rata value provided to each Class B Unit holder at the time of the contribution. The note is secured by all assets of Epic Corp.

EPIC STORES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. NOTES PAYABLE (continued)

The note carries a break-up provision which states that the parties shall use commercially reasonable efforts to negotiate future financing and convert the then outstanding principal and interest of the note into securities of Epic Corp. The note provided that, in the event the parties were unable to agree on mutually agreeable terms on or prior to June 30, 2015, the Company was to pay the lender, in addition to any other amounts due and owing under the note, a break-up fee in an amount equal to $50,000. The contingent balance of $50,000 has not been accrued as of June 30, 2015. As the parties were unable to finalize the negotiation of a future financing by June 30, 2015, this contingent fee became contractually due to the note holder subsequent to the end of the quarter. As of the date of this filing, the note is still in default and the Company and the note holder continue to negotiate the final terms of settlement. See Note 14 – SUBSEQUENT EVENTS for additional details.

Atlas

On April 4, 2012, Atlas issued an unsecured promissory note to an investor in the principal amount of $100,000. The note bears a 16% annual interest rate and matures five years from the date of issuance. Atlas is required to make interest only payments until maturity, at which time the note is to be paid in full.

On August 7, 2012, Atlas issued an unsecured promissory note to an investor in the principal amount of $100,000. The note bears a 16% annual interest rate and matures five years from the date of issuance. Atlas is required to make interest only payments until maturity at which time the note is to be paid in full.

10. STOCKHOLDERS’ DEFICIT

Effective August 18, 2015, the Company completed a reverse split of the Company’s authorized, issued and outstanding common stock on the basis of one new share of common stock for each 2.4 shares of their authorized, issued and outstanding common stock prior to completion of the reverse split. In accordance with SAB Topic 4.C, the equity presentation has been retroactively applied to the presentation of these financial statements. See Note 14 – SUBSEQUENT EVENTS for additional details.

Description of Share Capital

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company had no issued and outstanding shares of preferred stock as of June 30, 2015 and December 31, 2014, respectively. The Company’s board of directors has the ability to designate rights to its preferred stock. As of the date of these financial statements, the board has made no such designation.

Common Stock

The Company is authorized to issue 687,500,000 shares of common stock having a par value of $0.0001 per share. The Company had 34,383,109 and 15,903,948 issued and outstanding shares of common stock as of June 30, 2015 and December 31, 2014, respectively.

Investment in Epic Corp.

During the six months ended June 30, 2015, Epic Corp. received $803,000 from 10 investors to purchase 4,737,670 shares of Epic Corp.’s common stock. These were subsequently exchanged for 3,491,564 shares of the Company’s common stock in connection with the closing of the Exchange Agreement.

EPIC STORES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. STOCKHOLDERS’ EQUITY DEFICIT (continued)

During the six months ended June 30, 2015, Epic Corp. settled a total of $250,000 notes payable by issued 634,458 shares of Epic Corp.’s common stock. These were subsequently exchanged for 467,582 shares of the Company’s common stock in connection with the closing of the Exchange Agreement. See Note 9 - NOTES PAYABLE for additional details.

Investment in Epic Stores Corp.

On June 24, 2015, in connection with the closing of the Exchange Agreement, the Company received $1,550,000 from 12 investors in exchange for 1,757,370 units of the Company. Each unit consisted of one share of common stock in the capital of the Company and one warrant, each of which is exercisable into one share of common stock of the Company at a price of $1.02 until June 24, 2018.

On June 24, 2015, in connection with the closing of the Exchange Agreement, the principal amount outstanding under the March 18, 2015 note, and accrued interest thereon, totaling $770,959, was converted into 874,103 units of the Company at a deemed conversion price of $0.882 per unit. Each unit consisted of one share of common stock in the capital of the Company and one warrant, each of which is exercisable into one share of common stock of the Company at a price of $1.02 until June 24, 2018.

Dividends Paid and Declared

During the six months ended June 30, 2015, the Company declared $357,688 in dividends and paid $369,713 in dividends to shareholders. On May 21, 2015, the Company had declared and unpaid dividends totaling $74,687 due to former Class C Unit holders of Epic LLC. These unpaid dividends were settled through the issuance of an aggregate of 131,449 shares of common stock of Epic Corp. in connection with the contribution of the assets of Epic LLC to Epic Corp. These were subsequently exchanged for 96,875 shares of the Company’s common stock in connection with the closing of the Exchange Agreement

Atlas Global, LLC

The interest of each member of Atlas is in the form of units. Atlas has a class of units designated as Class A Units, which represent capital interests. Each Class A Unit is subject to a resale restriction requiring that the member hold the unit for a minimum of one calendar year from the date of original issue. Atlas had 103 units issued and outstanding as of June 30, 2015 and December 31, 2014.

11. STOCK OPTIONS AND WARRANTS

The following is a summary of warrant activity during the six months ended June 30, 2015.

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, December 31, 2014	104,167	$0.24
Warrants granted and assumed	3,679,162	1.02
Warrants expired	—	—
Warrants cancelled	104,164	—
Warrants exercised	—	—
Balance, June 30, 2015	3,679,162	$1.02

All warrants outstanding as of June 30, 2015 are exercisable.

All warrants granted during the six months ending June 30, 2015 were granted in connection with the closing of the Exchange Agreement on June 24, 2015. See Note 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS and Note 9 – STOCKHOLDERS’ DEFICIT for additional details.

EPIC STORES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. COMMITMENTS AND CONTINGENCIES

The Company does not have any off-balance sheet transactions.

Contractual Obligations

The following illustrates the Company’s contractual obligations as of June 30, 2015 and the respective future commitments related to same:

		Year 1	Year 2	Year 3	Year 4	Year 5
	Total	December 2015	December 2016	December 2017	December 2018	December 2019	Thereafter
Long-Term Debt Obligations	$450,000	$—	$—	450,000	$—	$—	$—
Current Debt Obligations	$300,000	$300,000	$—	—	$—	$—	$—
Capital Leases	$177,875	$22,879	$47,045	47,996	$34,886	$17,287	$7,782
Operating Lease Obligations	$17,329,612	$1,098,239	$2,145,105	2,169,884	$2,137,230	$1,837,408	$7,941,746
Total	$18,257,487	$1,421,118	$2,192,150	2,667,880	$2,172,116	$1,854,695	$7,949,528

Property Lease Obligations. The Company has entered into various operating lease agreements with terms ranging from 5 to 10 years that expire between March 2016 and June 2025. In almost all cases the rent agreements provide for annual rent escalations and abatements. In accordance with ASC 840, the Company has recorded all of the leases on a straight-line basis over the respective lease term. The difference between the rent recorded under ASC 840 and actual lease payments is reflected as deferred rent in the accompanying financial statements. The Company has recorded deferred rent of $1,259,371 as of June 30, 2015 and rent expense of $1,298,327 and $702,321 for the six months ending June 30, 2015 and 2014, respectively, and $646,277 and $364,276 for the three months ending June 30, 2015 and 2014, respectively.

The remaining aggregate lease payments under the operating leases for the Company’s facilities as of June 30, 2015 are as follows:

2015	$1,098,239
2016	2,145,105
2017	2,169,884
2018	2,137,230
2019	1,837,408
Thereafter	7,941,746
$17,329,612

13. INCENTIVES FROM LESSORS

The Company received $80,500 from landlords as construction contributions pursuant to agreed-upon terms of certain lease agreements during the six months ended June 30, 2015 and was due an additional $39,469 as of June, 30, 2015.

Landlord construction contributions usually take the form of up-front cash reimbursements for tenant improvements. Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as leasehold improvements and the landlord construction contributions are recorded as an incentive from lessor. The incentive from lessor is amortized over the life of the lease and netted against rent expense.

Amortization of the incentives from lessors was $7,025 and $14,050 for the three and six months ended June 30, 2015.

EPIC STORES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.    SUBSEQUENT EVENTS

Effective August 18, 2015, the Company completed a merger with its wholly-owned subsidiary, Epic Stores Corp., a Nevada corporation, which was incorporated solely to effect a change in its name. As a result, the Company changed its name from “Be At TV, Inc.” to “Epic Stores Corp.”. This name change was effected to reflect the change in the Company’s business resulting from the closing of the Exchange Agreement. In connection with the name change, the Company’s trading symbol is expected to change from “BETV” to “EPSC”, on a date to be determined upon confirmation from the Financial Industry Regulatory Authority, which is expected to be on or about September 16, 2015.

Also effective August 18, 2015, the Company completed a reverse split of its authorized, issued and outstanding shares of common stock, on the basis of one new share of common stock for each 2.4 authorized, issued and outstanding shares of common stock prior to the completion of the reverse split. In accordance with SAB Topic 4.C, the equity presentation has been retroactively applied to the presentation of these financial statements.

The Company and a noteholder are negotiating the settlement of a $200,000 note payable which was in default as of July 1, 2015. Under the default terms the Company is required to pay a $50,000 breakup fee in addition to any principal and interest. See Note 9 – NOTES PAYABLE for additional details.

On August 11, 2015 the Company executed a secured six month promissory note in the principal amount of $150,000. The loan will be repaid over 126 equal payments of $1,547 over the six month term, payments will equal $195,000 over the six month term. The loan is secured by all assets of the Company.

As of August 14, 2015, the Company had completed all obligations to receive landlord reimbursements of $253,000 from a current landlord for tenant improvements completed during the six months ended June 30, 2015. As of August 17, 2015, the Company had received $235,000 due under this agreement.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our current report on Form 8-K as filed with the SEC on June 30, 2015. You should carefully review the risks described in such current report and in other documents we file from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Epic,” “we,” “us,” or “our” are to Epic Stores Corp. and our subsidiaries.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

Current Business

As further, described below, we are a second hand goods retailer that operates retail stores in the United States.

We were incorporated in the State of Nevada on April 30, 2012 under the name “SBOR, Inc”. Effective December 20, 2013, we completed a merger with our wholly-owned subsidiary, Be At TV, Inc., a Nevada corporation, which was incorporated solely to effect a change in our name.  As a result, we changed our name from “SBOR, Inc.” to “Be At TV, Inc.”. Also effective December 20, 2013, we effected a 16.5 to 1 forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital of common stock increased from 100,000,000 shares of common stock with a par value of $0.0001 per share to 1,650,000,000 shares of common stock with a par value of $0.0001 per share, and our previously outstanding 3,700,000 shares of common stock increased to 61,050,000 shares of common stock outstanding. Our authorized preferred stock was not affected by the forward split of common stock and continues to be comprised of 10,000,000 shares of preferred stock having a par value of $0.0001 per share, of which no shares of preferred stock are currently outstanding.

On June 24, 2015, we completed the acquisition of Epic Stores Corp., a private Nevada corporation (“Epic Corp.”), pursuant to the terms of a share exchange agreement dated June 24, 2015 (the “Exchange Agreement”) among our company, Epic Corp., and the shareholders of Epic Corp. As a result of our acquisition of Epic Corp., we ceased to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Effective August 18, 2015, we completed a merger with our wholly-owned subsidiary, Epic Stores Corp., a Nevada corporation, which was incorporated solely to effect a change in our name.  As a result, we changed our name from “Be At TV, Inc.” to “Epic Stores Corp.”.  Also effective August 18, 2015, we effected a reverse stock split of our authorized and issued and outstanding common stock, on the basis of one new share of common stock for each 2.4 old shares of common stock. As a result, our authorized capital of common stock decreased from 1,650,000,000 shares of common stock with a par value of $0.0001 per share to 687,500,000 shares of common stock with a par value of $0.0001 per share, and our previously outstanding 82,519,461 shares of common stock decreased to 34,383,109 shares of common stock outstanding. Our authorized preferred stock was not affected by the reverse split of common stock and continues to be comprised of 10,000,000 shares of preferred stock having a par value of $0.0001 per share, of which no shares of preferred stock are currently outstanding.

As a result of the closing of the Exchange Agreement, the business of Epic Corp., being that of a second hand goods retailer that operates second hand retail stores in the United States, became our business. We offer high quality, on-trend second hand clothing, accessories and household products at affordable prices. We are based in Phoenix, Arizona. As of August 18, 2015, we had approximately 232 employees and operated 12 retail stores in four states. We were founded in 2010. In 2011, we opened our first retail store in Phoenix, Arizona. Since 2011, we have opened stores in Arizona, Nevada, Colorado, and Texas. All of our retail stores sell our products directly to consumers. We also operate a leading wholesale business that supplies used shoes, books and clothing to distributors.

Incorporation of Subsidiaries

Epic Stores, L.L.C. (“Epic 1”) was incorporated on December 2, 2010 as an Arizona limited liability company.  Epic 1 opened its first store in Phoenix, Arizona in 2011. It then formed a company, Epic Stores 2 LLC (“Epic 2”), a Nevada limited liability company, on September 20, 2011 to open its second retail location in Las Vegas, Nevada. On February 16, 2012, a second company, Epic Stores III LLC (“Epic 3”), a Nevada limited liability company, was formed to open the third retail location in Las Vegas, Nevada. After opening the third store, Epic 1 determined that its growth plans would be more efficiently reached if all the stores were operated under the same limited liability company. As a result, Epic 1 opened three locations in 2013 and five additional locations in 2014. Effective January 1, 2015, the sole member of each of Epic 2 and Epic 3 assigned all of its membership interest in Epic 2 and Epic to Epic 1 pursuant to the terms of an assignment and assumption of membership interests agreement.

On February 11, 2015, Epic Stores LLC (“Epic LLC”), a Nevada limited liability company, was formed. On February 11, 2015, Epic 1 merged with and into Epic LLC, with Epic LLC as the surviving corporation, for the purposes of changing its jurisdiction of formation from Arizona to Nevada. On May 4, 2015, Epic Corp. was incorporated under the laws of the State of Nevada. Pursuant to a contribution agreement dated May 12, 2015, Epic LLC contributed all of its assets, including all of the membership interests in Epic 2 and Epic 3, to Epic Corp. On May 21, 2015, Epic LLC and its members executed a conversion and liquidation agreement converting all units of Epic LLC into Class A Units of Epic LLC, which in turn were converted into an aggregate of 24,083,493 shares of common stock of Epic Corp., which were all exchanged for shares of our common stock in connection with the closing of the Exchange Agreement. Upon execution of the conversion and liquidation agreement, the members of Epic LLC authorized its manager to take action as needed to dissolve Epic LLC. As at the date hereof, Epic LLC has not yet been dissolved and continues to be a wholly-owned subsidiary of Epic.

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

The following table provides our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30
	2015	2014
Retail revenue	$1,732,116	$1,163,819
Wholesale revenues	$41,319	$251,552
Cost of revenues	$(434,043)	$(326,890)
Gross profit	$1,339,392	$1,112,623
Operating expenses	$3,106,763	$1,722,962
Loss from operations	$(1,767,371)	$(610,339)
Interest income	$(49,166)	$(40,412)
Other income	$22,632	$—
Net loss	$(1,793,905)	$(650,751)

During the three months ended June 30, 2015, we incurred general and administrative expenses of approximately $647,115, payroll and related expenses of $1,391,332, rent expense of $646,227, professional fees of $327,012 and depreciation expenses of $95,077, compared to general and administrative expenses of $302,629, payroll and related expenses of $842,830, rent expense of $364,276, professional fees of $172,947 and depreciation expense of $40,280 during the three months ended June 30, 2014. The increase of $1,383,801 in operating expenses incurred during the three month period ended June 30, 2015, as compared to the three month period ended June 30, 2014, was mainly related to an increase in payroll of $548,502, general and administrative expenses of $344,486, Rent expense of $281,951, professional fees of $154,065 and depreciation and amortization expense $54,797. These increases were mainly the result of having twelve stores in operations during the three months ending June 30, 2015 as compared to having seven stores in operations for the three months ending June 30, 2015.

The following table provides the results of operations for the six months ended June 30, 2015:

	Six Months Ended June 30
	2015	2014
Retail revenue	$3,573,412	$2,356,093
Wholesale revenues	$193,578	$479,768
Cost of revenues	$(883,971)	$(643,988)
Gross profit	$2,883,019	$2,191,873
Operating expenses	$5,849,324	$3,564,161
Loss from operations	$(2,966,305)	$(1,372,288)
Interest Income	$(116,188)	$(63,681)
Other Income	$24,032	$7,903
Net loss	$(3,058,461)	$(1,428,066)

During the six months ended June 30, 2015, we incurred general and administrative expenses of approximately $1,306,506, payroll and related expenses of $2,606,734, rent expense of $1,298,327, professional fees of $468,568 and depreciation expenses of $169,189, compared to general and administrative expenses of $801,926, payroll and related expenses of $1,585,052, rent expense of $702,321, professional fees of $380,394 and depreciation expense of $94,468 during the six months ended June 30, 2014. The increase of $2,285,163 in operating expenses fees incurred during the six month period ended June 30, 2015, as compared to the six month period ended June 30, 2014, was mainly related to an increase in payroll of $1,021,682, general and administrative expenses of $504,580, Rent expense of 596,006, professional fees of $88,174 and depreciation and amortization expense $74,721. These increases were mainly the result of having twelve stores in operations during the six months ending June 30, 2015 as compared to having seven stores in operations for the six months ending June 30, 2015.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of June 30, 2015 and December 31, 2014:

Balance Sheet Date	June 30, 2015	December 31, 2014	(Decrease) / Increase

Cash	$451,229	$157,692	$293,537
Total assets	$2,693,802	$2,107,049	$586,753
Total liabilities	$3,453,547	$3,112,840	$68,708
Working capital (deficiency)	$(853,590)	$(749,198)	$(104,392)

Our working capital decreased as of June 30, 2015 as compared to December 31, 2014 due to an increase in accounts payable of $270,651, an increase in notes payable – current portion of $300,000, an increase in cash of $293,537, an increase in accounts receivable of $60,656, a decrease in inventory of $51,714, a decrease in deferred rents – current portion of $79,112 and a decrease in loans from related parties current portion of $89,000.

Cash Flows

	For the Six Months Ended June 30,
	2015	2014

Cash flows used in operating activities	$(2,329,741)	$(1,229,205)
Cash flows provided by (used in) investing activities	$(383,368)	$(268,281)
Cash flows provided by financing activities	$3,006,646	$1,467,276
Net decrease in cash during period	$293,537	$(30,210)

Cash Flows from Operating Activities

For the six months ended June 30, 2015, our cash flows used in operating activities amounted to $2,329,741, compared to cash used in the six months ended June 30, 2014 of $1,229,205. The primary reason for the change relates to negative operating cash flows, offset mainly by an increase in deferred rents of $315,402, deprecation of 169,189 and an increase in accounts payable and accrued expenses of 270,651.

Cash Flows from Investing Activities

Our cash used in investing activities amounted to $383,368 for the six months ended June 30, 2015, as compared to $268,281 for the six months ended June 30, 2014. Our cash used in investing activities was higher in 2015 due to negative operating cash flows, offset mainly by an increase in deferred rents of $115,237, deprecation of 94,68 and a decrease in accounts payable and accrued expenses of 117,584.

Cash Flows from Financing Activities

Our cash provided by financing activities for the six months ended June 30, 2015 amounted to $3,006,646, consisting primarily of $2,353,000 from proceeds received from the issuance of common stock and $1,050,000 from proceeds received from notes payable borrowing. Cash provided by financing activities in the six months ended June 30, 2014 amounted to $1,467,276, consisting primarily of $1,601,112 from proceeds received from the issuance of common stock and $52,000 from the proceeds from related party debts.

Going Concern

Our auditors issued a going concern opinion on our audited financial statements for the year ended December 31, 2015.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  There is no assurance we will ever reach this point. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The continuation of our business is dependent upon obtaining further financing and achieving more profitable operations. If we issue additional equity securities, the equity interests of our current or future stockholders could be significantly diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures were not effective: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2015: (i) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation, as at the date of this quarterly report. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial holder of our common stock, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Risks Related to Our Business

Our future success depends, in part, upon our ability to anticipate and respond to changing consumer preferences, trends and competitive environment in a timely manner.

Our future success depends, in part, upon our ability to identify and respond to shopping trends in a timely manner. The second hand retail apparel business fluctuates according to changes in the economy and customer preferences, dictated by economic factors and seasons. These fluctuations especially affect the inventory possessed by secondary retailers because merchandise typically is collected in advance of the selling season and is provided based on consumers percentage of discarded merchandise. While we endeavor to test many merchandise items from our suppliers before ordering large quantities, we are still susceptible to poor or low quality merchandise and fluctuations in customer demands. In addition, the cyclical nature of the retail business requires that we carry a significant amount of inventory, especially during our peak selling seasons. As a result, we are vulnerable to changes in consumer demand, pricing shifts and the timing and selection of merchandise purchases. The failure to enter into agreements for the purchase of merchandise in a timely manner could, among other things, lead to a shortage of inventory and lower sales.

The success of our operations depends upon the effect of economic pressures and other business factors.

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income, such as payroll taxes, employment, consumer debt, interest rates, increases in energy costs and consumer confidence. There can be no assurance that consumer spending will not be further negatively affected by general, local or international economic conditions, thereby adversely impacting our business and results of operations.

Our business is subject to seasonality.

Historically, our operations have been seasonal, with a large portion of total net revenue and operating income occurring in the first and fourth fiscal quarters, reflecting increased demand during tax rebates and year-end holiday selling seasons, respectively. As a result of this seasonality, any factors negatively affecting us during the first and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, competitive factors, weather and general economic conditions.

Our overall profitability depends on our ability to react to raw material cost, labor and energy cost increases.

Increases in our costs, such as raw materials, labor and energy, may reduce our overall profitability. Specifically, fluctuations in the cost associated with the collection of merchandise we purchase from our suppliers impacts our cost of sales. Additionally, increases in other costs, including labor and energy, could further reduce our profitability if not mitigated.

Our ability to drive improved performance will depend in part on our ability to rebalance our store fleet and drive improved performance through new store openings, selective closings and existing store remodels and expansions.

Our ability to drive improved performance will depend in part on our ability to expand stores on a timely and profitable basis. During fiscal 2015, we plan to open approximately 8 new stores in North America. Accomplishing our expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations, and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion and rebalancing goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new stores profitably.

The failure to achieve planned store financial performance could adversely affect our results of operations and financial condition.

The results achieved by our stores may not be indicative of long-term performance or the potential performance of stores in other locations. The failure of stores to achieve acceptable results could result in additional store asset impairment charges, which could adversely affect our results of operations and financial condition.

The financial failure of a key supplier could disrupt our operations.

Our merchandise is collected by suppliers nationwide. Although we purchase approximately one third of our merchandise through a single agent, we do not maintain any exclusive commitments to purchase from any one supplier. Because we have a nationwide supply chain, any event causing the disruption of product, including the insolvency of a significant supplier or a major labor slow-down, strike or dispute, including any actions involving trucking, transloaders, consolidators or shippers, could have an adverse effect on our operations. Given the volatility and risk in the current markets, our reliance on external suppliers leaves us subject to certain risks should one or more of these external suppliers become insolvent. Although we monitor the financial stability of our key suppliers and plan for contingencies, the financial failure of a key supplier could disrupt our operations and have an adverse effect on our cash flows, results of operations and financial condition.

Information technology system disruptions and inaccurate system information could have a material adverse effect on our results of operations.

We regularly evaluate our information technology systems and are currently implementing modifications and/or upgrades to the information technology systems that support our business. Modifications include replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with operating, replacing and modifying these systems, including inaccurate system information and system disruptions. There is a risk that information technology system disruptions and inaccurate system information, if not anticipated and/or promptly and appropriately mitigated, could have a material adverse effect on our results of operations.

If we fail to safeguard against security breaches with respect to our information technology systems, we could be exposed to a risk of loss or misuse of this information and potential liability.

Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our business, customers and employees, including credit card information. Security breaches could expose us to a risk of loss or misuse of this information and potential liability. We may not be able to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increased costs, including costs to deploy additional personnel and protection technologies, train employees and engage third party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breach by employees or persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach could result in a violation of applicable privacy and other laws, significant financial exposure and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

We rely on key personnel.

Our success depends to a significant extent upon our ability to attract and retain qualified key personnel, including senior management. Collective or individual changes in our senior management and other key personnel could have an adverse effect on our ability to determine and execute our strategies, which could adversely affect our business and results of operations. There is a high level of competition for senior management and other key personnel, and we cannot be assured we will be able to attract, retain and develop a sufficient number of qualified senior managers and other key personnel.

Risks Related to Ownership of Our Common Stock

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements that may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our board of directors is authorized to issue additional shares of our common stock that would dilute existing stockholders.

We are currently authorized to issue up to 687,500,000 shares of common stock and 10,000,000 shares of preferred stock, of which 34,383,109 shares of common stock and no shares of preferred stock are currently issued and outstanding. We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

Our common stock is illiquid and stockholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our stockholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common stock to fluctuate substantially. In addition, stock prices for development stage companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations may adversely affect the trading price of our common stock.

There is not now, and there may never be, an active, liquid and orderly trading market for our common stock, which may make it difficult for you to sell your shares of our common stock.

There is not now, nor has there been since our inception, any trading activity in our common stock or a market for shares of our common stock, and an active trading market for our shares may never develop or be sustained. As a result, investors in our common stock must bear the economic risk of holding those shares for an indefinite period of time. Although our common stock is quoted on the OTC Pink Marketplace operated by OTC Markets Inc., an over-the-counter quotation system, trading of our common stock is extremely limited and sporadic and at very low volumes. We do not now, and may not in the future, meet the initial listing standards of any national securities exchange, and we presently anticipate that our common stock will continue to be quoted on the OTC Pink Marketplace or another over-the-counter quotation system for the foreseeable future. As a result, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock, and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price for which you purchased them, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in our stock lf we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

The market price of our common stock may be volatile.

The market price of our common stock may be highly volatile. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate, or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this current report, our executive officers and directors beneficially own approximately 28.2% of our outstanding voting stock, on an undiluted basis. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our company’s other stockholders may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our articles of incorporation or by-laws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for a vote.

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Information with respect to all securities we issued during the quarter ended June 30, 2015 was included in our current report on Form 8-K, as filed with the SEC on June 30, 2015.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Effective August 18, 2015, we completed a merger with our wholly-owned subsidiary, Epic Stores Corp., a Nevada corporation, which was incorporated solely to effect a change in our name.  As a result, we changed our name from “Be At TV, Inc.” to “Epic Stores Corp.”.  Also effective August 18, 2015, we effected a reverse stock split of our authorized and issued and outstanding common stock, on the basis of one new share of common stock for each 2.4 old shares of common stock. As a result, our authorized capital of common stock decreased from 1,650,000,000 shares of common stock with a par value of $0.0001 per share to 687,500,000 shares of common stock with a par value of $0.0001 per share, and our previously outstanding 82,519,461 shares of common stock decreased to 34,383,109 shares of common stock outstanding. Our authorized preferred stock was not affected by the reverse split of common stock and continues to be comprised of 10,000,000 shares of preferred stock having a par value of $0.0001 per share, of which no shares of preferred stock are currently outstanding.

The name change and reverse split became effective with the OTC Bulletin Board at the opening for trading on August 18, 2015. Our new CUSIP number is 29428U106. Our stock symbol is expected to be changed to “EPSC” on or about September 16, 2015.

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors during the period covered by this quarterly report.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description
2.1(1)	Share exchange agreement dated as of June 24, 2015 by and among our company Epic Stores Corp. and the stockholders of Epic Stores Corp.
3.1(2)	Articles of Incorporation
3.2(2)	Bylaws
3.3(3)	Articles of Merger dated effective December 20, 2013
3.4(3)	Certificate of Change dated effective December 20, 2013
3.5(3)	Certificate of Change dated effective December 30, 2013
3.6*	Articles of Merger dated effective August 18, 2015
3.7*	Certificate of Change dated effective August 18, 2015
10.1(1)	Share cancellation agreement dated June 24, 2015 between our company and John Kitchen
10.2(1)	Share cancellation agreement dated June 24, 2015 between our company and Linda Miller
10.3(1)	Warrant cancellation agreement dated June 24, 2015 between our company and Paul Medley
10.4(1)	Form of subscription agreement for units dated June 24, 2015
10.5(1)	Investor rights agreement among our company, Belloc Pty Ltd and the subscribers to the concurrent financing
10.6(1)	Voting agreement dated June 24, 2015 among our company and each of the former stockholders of Epic
10.7(1)	Escrow agreement dated June 24, 2015 among our company, Doney Ventures, Inc. and certain former stockholders of Epic
10.8(1)	Management agreement dated January 1, 2015 between Epic and Brian Davidson
10.9(1)	Management agreement dated January 1, 2015 between Epic and Bob Riggs
10.10(1)	Management agreement dated January 1, 2015 between Epic and Wayne Riggs
10.11(1)	Consulting agreement dated March 3, 2015 between Epic and Bluechip Advisors LLC with respect to the provision of services as Chief Financial Officer by Zach Bradford
10.12(1)	Consulting agreement dated March 3, 2015 between Epic and Bluechip Advisors LLC with respect to the provision of controller and accounting services
10.13(1)	Consulting agreement dated March 3, 2015 between Epic and Bluechip Advisors LLC with respect to the provision of SEC financial reporting services
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(1)	Audited annual financial statements of Epic as at and for the years ended December 31, 2014 and 2013
99.2(1)	Unaudited interim financial statements of Epic as at and for the three months ended March 31, 2015 and 2014
99.3(1)	Unaudited pro forma combined financial statements as at March 31, 2015 and December 31, 2014
101.INS*	XBRL Instance
101.SCH(4)	XBRL Taxonomy Extension Schema
101.CAL(4)	XBRL Taxonomy Extension Calculations
101.DEF(4)	XBRL Taxonomy Extension Definitions
101.LAB(4)	XBRL Taxonomy Extension Labels
101.PRE(4)	XBRL Taxonomy Extension Presentation
101.INS(4)	XBRL Instance
101.SCH(4)	XBRL Taxonomy Extension Schema

*	Filed herewith.
(1)	Previously filed as exhibits to our current report on Form 8-K, filed on June 30, 2015.
(2)	Previously filed as exhibits to our registration statement on Form S-1, on February 26, 2013, File Number 333-186869 and incorporated herein.
(3)	Previously filed as exhibits to our current report on Form 8-K, on December 31, 2013, File Number 333-186869 and incorporated herein.
(4)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIC STORES CORP.
(Registrant)

Dated: August 19, 2015	/s/ Brian Davidson
Brian Davidson
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: August 19, 2015	/s/ Zach Bradford
Zach Bradford
Chief Financial Officer and Director
(Principal Financial Officer, and Principal Accounting Officer)

