Form 10-Q
period 2015-09-30
EPIC STORES CORP.
filed 2015-11-23
CIK 1558009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55511

EPIC STORES CORP.
(Exact name of registrant as specified in its charter)

Nevada	45-5355653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20805 North 19th Avenue, #2, Phoenix, AZ 85027
(Address of principal executive offices)(Zip Code)

(855) 636-3742
(Registrant’s telephone number, including area code)

Not applicable
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

As of November 23, 2015, there were 34,383,109 shares of the issuer’s common stock, par value $0.0001, outstanding.

EPIC STORES CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

2

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014, which were filed as Exhibit 99.1 to the our current report on Form 8-K as filed with the SEC on June 30, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

3

EPIC STORES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	September 30, 2015	December 31, 2014
Current assets
Cash	$57,977	$157,692
Accounts receivable	—	20,471
Inventory	149,754	217,109
Deferred rents	28,896	—
Prepaid expense	3,000	9,362
Total current assets	239,627	404,634
Deposits	56,774	35,258
Fixed assets, net	1,004,971	1,129,151
Tenant improvements, net	886,550	577,781
Total assets	$2,187,922	$2,146,824
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,644,274	$910,251
Deferred rents - current portion	—	123,620
Equipment loan - current portion	46,720	45,052
Notes payable - current portion	422,851	—
Loans from related parties - current portion	79,537	89,000
Total current liabilities	2,193,382	1,167,923
Deferred rents	1,521,592	820,349
Equipment loan	119,270	127,908
Notes payable to related party	—	200,000
Notes payable	450,000	700,000
Declared dividends	85,399	96,660
Total liabilities	4,369,643	3,112,840
Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Common stock; $0.0001 par value; 687,500,000 shares authorized; 34,383,109 and 15,903,948 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3,438	1,590
Additional paid-in capital	9,063,091	5,616,294
Accumulated deficit	(11,405,190)	(6,498,035)
Total stockholders' deficit of the Company	(2,338,661)	(880,151)
Non-controlling interest	156,940	(85,865)
Total stockholders' deficit to the Company	(2,181,721)	(966,016)
Total liabilities and stockholders' deficit	$2,187,922	$2,146,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EPIC STORES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Retail revenues	$1,563,442	$1,241,883	$5,136,854	$3,597,976
Wholesale revenues	28,620	267,020	222,198	746,788
Total revenues	1,592,062	1,508,903	5,359,052	4,344,764
Cost of revenues	(292,299)	(187,912)	(1,176,270)	(831,900)
Gross profit	1,299,763	1,320,991	4,182,782	3,512,864
Operating expenses
Payroll and related expenses	1,061,353	781,188	3,668,087	2,366,240
General and administrative expenses	707,153	1,454,143	2,013,659	2,256,069
Rent expense	776,432	248,158	2,074,759	950,479
Professional fees	43,069	146,807	511,637	527,201
Depreciation and amortization expense	89,630	81,255	258,819	175,723
Total operating expenses	2,677,637	2,711,551	8,526,961	6,275,712
Loss from operations	(1,377,874)	(1,390,560)	(4,344,179)	(2,762,848)
Other income (expense)
Interest expense	(93,843)	741	(210,031)	(62,940)
Other income	9,967	119,748	33,999	127,651
Total other expense	(83,876)	120,489	(176,032)	64,711
Net loss	$(1,461,750)	$(1,270,071)	$(4,520,211)	$(2,698,137)
Less: Net gain (loss) attributable to non-controlling interest	$(8,575)	$196,150	$29,255	$209,174
Net loss attributable to the Company	$(1,453,175)	$(1,466,221)	$(4,549,466)	$(2,907,311)
Basic loss per common share	$(0.04)	$(0.11)	$(0.20)	$(0.22)
Basic weighted average common
shares outstanding	34,383,109	13,751,276	23,241,142	13,074,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ending
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net loss	$(4,520,211)	$(2,698,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of fixed assets	(28,362)	—
Shares issued for interest	20,958	—
Amortization of original issue discount	23,174
Depreciation and amortization	258,819	175,723
Changes in assets and liabilities
Increase in deferred rents	548,727	490,226
Decrease in prepaid expense	6,362	(1,000)
(Increase) in deposits	(21,516)	(16,549)
Decrease in inventory	67,355	19,616
Increase (decrease) in accounts payable and accrued liabilities	734,023	408,209
(Increase) decrease in accounts receivable	20,471	(12,294)
Net cash used in operating activities	(2,890,200)	(1,634,206)
Cash Flows from investing
Purchase of fixed assets	(107,586)	—
Proceeds from sale of fixed assets	60,000	—
Investment in tenant improvements	(335,063)	(630,669)
Net cash used in investing activities	(382,649)	(630,669)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	2,353,000	2,001,112
Dividends paid to shareholders	(369,713)	(312,358)
Principal payments on note payable	(50,323)
Proceeds from notes payable	1,200,000	500,000
Proceeds from related party debts	79,537	52,000
Principal payments on capital leases	(39,367)	(22,657)
Net cash from financing activities	3,173,134	2,218,097
Net increase (decrease) in cash	(99,715)	(46,778)
Beginning cash balance	157,692	250,188
Ending cash balance	$57,977	$203,410
Supplemental disclosure of cash flow information
Cash paid for interest	$103,858	$62,940
Cash paid for tax	$—	$—
Non-Cash investing and financing transactions
Debt settled with shares	$(1,000,000)	$—
Shares issued to settle dividends payable	$(74,686)	$—

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

As of September 30, 2015, the Company had 10 operating stores in four states, being Arizona, Nevada, Colorado and Texas. The Company has one additional location under construction in Texas.

2. BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto of Epic Corp. for the year ended December 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal period have been omitted.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and Atlas. All significant intercompany balances and transactions have been eliminated.

Going Concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $11,405,190 since its inception and requires additional capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuance of common stock is unknown. Additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations, are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $57,977 and $157,692 in cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk - The Company maintains cash balances at financial institutions. Accounts at such institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2015 and December 31, 2014, the Company's uninsured cash balances were approximately $57,977 and $157,692, respectively.

Fair Value of Financial Instruments – The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 – observable inputs such as quoted prices in active markets; Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Variable interest entity – A variable interest entity (“VIE”) is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. As of September 30, 2015 and December 31, 2014, the Company determined that Atlas fit the description of a VIE, with the Company as the primary beneficiary, because officers and directors of the Company are the majority shareholders of Atlas and have the ability to direct the activities of the entity. As a result, Atlas has been consolidated in the Company’s financial statements. If the Company determines in the future that it does not have operating power over Atlas and the obligation to absorb Atlas’s losses or receive benefits, such that the Company is no longer the primary beneficiary of Atlas, the Company will not consolidate Atlas for the applicable financial period.

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

Recently Issued Accounting Pronouncements –The Company has evaluated all other recent accounting pronouncements through September 30, 2015, and believes that none of them will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

4. VARIABLE INTEREST ENTITY

As of September 30, 2015 and December 31, 2014, the Company determined that Atlas fit the description of a VIE, with the Company as the primary beneficiary, because officers and directors of the Company are the majority shareholders of Atlas and have the ability to direct the activities of the entity. Atlas is also contracted to provide all inventory collected that meets quality standards to the Company at fixed rates. As a result of the control the Company has over Atlas, the accounts of Atlas have been consolidated with the accounts of the Company in accordance with ASC 810-10.

The carrying amount and classification of the assets and liabilities of Atlas that are included in the Company’s consolidated balance sheets are as follows:

	September 30, 2015	December 31, 2014
Total current assets	$214,556	$75,652
Total assets	571,817	543,500
Total current liabilities	214,538	140,365
Total liabilities	414,538	629,365

The amounts shown in the above table as of September 30, 2015 and December 31, 2014 include intercompany payables and receivables that have been eliminated in consolidating Atlas with the Company. As of September 30, 2015 and December 31, 2014, $210,981 and $55,532 were payables due to Atlas for inventory received.

The amounts and classification of income and expenses of Atlas that are in the Company’s consolidated statements of operations are as follows:

	Three Months Ending
	September 30, 2015	September 30, 2014
Revenues	$92,785	$731,972
Cost of goods	(70,415)	(524,032)
Gross margin	22,370	207,940
Expenses	30,945	12,373
Net income (loss)	$(8,575)	$195,567

The amounts shown in the above table for the three months ended September 30, 2015 and 2014 include sales and purchases that have been eliminated in consolidating Atlas with the Company. During the three months ended September 30, 2015 and 2014, the Company purchased inventory from Atlas of $70,415 and $458,736, respectively.

	Nine Months Ending
	September 30, 2015	September 30, 2014
Revenues	$434,685	$1,837,086
Cost of goods	(250,225)	(1,149,197)
Gross margin	184,460	687,889
Expenses	155,205	478,715
Net income (loss)	$29,255	$209,174

The amounts shown in the above table for the nine months ended September 30, 2015 and 2014 include sales and purchases that have been eliminated in consolidating Atlas with the Company. During the nine months ended September 30, 2015 and 2014, the Company purchased inventory from Atlas of $428,052 and $1,102,563, respectively.

5. INVENTORY

The components of inventories are as follows:

	September 30, 2015	December 31, 2014
Merchandise goods	$149,754	$217,109
Less reserve for inventory shrinkage and obsolescence	—	—
Total, net of reserves	$149,754	$217,109

The Company evaluated the need to increase its market reserves for excess and slow-moving inventories and determined that no reserve was needed for the periods ended September 30, 2015 and December 31, 2014. As part of the Company’s valuation analysis of inventory, the Company also analyzed its inventory to determine if reserves were needed for inventory shrinkage. At September 30, 2015 and December 31, 2014, respectively, the Company determined no such reserves were needed.

6. FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2015	December 31, 2014
Furniture and fixtures	$884,232	$788,735
Donation bins	604,960	631,047
Capitalized equipment leases	199,390	179,762
	1,688,582	1,599,524
Less accumulated depreciation and amortization	(683,612)	(470,393)
Property and equipment, net	$1,004,970	$1,129,151

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

Depreciation expense for the three months ended September 30, 2015 and 2014 was $77,915 and $72,260, respectively.

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $232,525 and $165,088, respectively.

7. TENANT IMPROVEMENTS

Tenant improvements consist of the following

	September 30, 2015	December 31, 2014
Tenant Improvements	$927,258	$592,195
Less accumulated depreciation and amortization	(40,708)	14,414)
Tenant improvements, net	$886,550	$577,781

Leasehold improvements are amortized over the shorter of the useful life of the assets or the estimated lease term (including probable lease renewals). Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. The Company expenses maintenance and repair costs as incurred.

Depreciation expense for the three months ended September 30, 2015 and 2014 was $11,715 and $8,995, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $26,294 and $10,635, respectively.

8. RELATED PARTY TRANSACTIONS

On May 20, 2015, the Company and a related party note holder agreed to settle an unsecured promissory note in the principal amount of $200,000. The entire principal outstanding under the note and the accrued interest thereon were settled in exchange for the issuance of units of Atlas with a value equivalent to $200,000. The note bore a 16% annual interest rate and was to mature on September 1, 2018. The Company was required to make interest only payments until maturity at which time the note was to be paid in full.

From time to time, members of the Company have advanced funds to support its operations. On May 19, 2015, the Company and certain debt holders agreed to settle $89,000 in advances payable in exchange for units of Atlas with a value equivalent to $89,000. As of September 30, 2015 and December 31, 2014, the outstanding balance of advanced funds was $79,537 and $89,000, respectively. The advances were due on demand and did not bear interest.

During the nine months ended September 30, 2015, Dynamic Solutions Nevada LLC (“Dynamic”), an entity 90% owned by Brian Davidson, an officer, director and shareholder of the Company, acted as the general contractor for tenant improvements performed at several of the Company’s stores. The total billings related to these tenant improvements during the nine months ended September 30, 2015 was $52,535. As of September 30, 2015, $9,000 remained due to Dynamic.

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

Effective September 15, 2015, the Company renegotiated its existing consulting agreement with Wayne Riggs. Under the renegotiated terms, Mr. Riggs will continue to provide his services as a director of the Company without compensation.

During the nine months ended September 30, 2015, management consulting fees were paid to the officers in accordance with the terms of the management agreements.

During the three and nine months ended September 30, 2015, the Company’s Manager, Wayne Riggs, received $26,667 and $116,666, respectively, for the provision of management and business development services to the Company.

During the three and nine months ended September 30, 2015, the Company’s Chief Executive Officer, Brian Davidson, received $26,667 and $116,666, respectively, for the provision of management and business development services to the Company.

During the three and nine months ended September 30, 2015, the Company’s Chief Operating Officer, Bobby J. Riggs, received $40,000 and $123,333, respectively, for the provision of management and business development services to the Company.

8. RELATED PARTY TRANSACTIONS (continued)

On March 3, 2015, Epic Corp. appointed Zachary Bradford to serve as the Chief Financial Officer (“CFO”) of Epic Corp., and Mr. Bradford subsequently became the Chief Financial Officer of the Company upon closing of the Exchange Agreement on June 24, 2015. In connection with this appointment, the Company entered into a consulting agreement with Mr. Bradford, pursuant to which the Company agreed to pay Mr. Bradford a consulting fee of $5,500 per month, plus expenses incurred. The Company also entered into certain agreements with Bluechip Advisors LLC (“Bluechip”), a company in which Mr. Bradford holds a 50 percent interest, having a term from March 1, 2015 through February 28, 2016, pursuant to which Bluechip agreed to provide controller and accounting services for base fee compensation of $8,000 per month, plus expenses, plus an additional fee of $200 per month for each operating store over five open during the month of service. The Company also entered into a further agreement with Bluechip pursuant to which Bluechip agreed to provide services to the Company in connection with the preparation of financial statements and other public filings in connection with the closing of the Exchange Agreement, as further described in Note 1, for fees of $55,000. The Company also entered into a further agreement with Bluechip pursuant to which Bluechip agreed to provide services to the Company in connection with the preparation of financial statements and other public filings subsequent to the Exchange agreement for $2,000 a month.

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

On April 16, 2015, Epic Corp. issued a secured convertible promissory note to an investor in the principal amount of $200,000. The note bears a 23% annual interest rate and matured on June 30, 2015. The note was convertible into one Class B Unit of Epic LLC. The note is secured by all assets of Epic Corp. At the time of issuance, the Company evaluated the conversion feature and determined that the value associated with the conversion feature was $0.

In connection with the contribution of all of the assets of Epic LLC to Epic Corp., the Company offer the noteholder the opportunity to convert the note into 352,941 shares of Epic Corp.’s common stock, which represented the pro rata value provided to each Class B Unit holder at the time of the contribution. The note holder did not accept the proposed terms and as a result the note was not converted.

9. NOTES PAYABLE (continued)

The note carries a break-up provision which states that the parties shall use commercially reasonable efforts to negotiate future financing and convert the then outstanding principal and interest of the note into securities of Epic Corp. The note provided that, in the event the parties were unable to agree on mutually agreeable terms on or prior to June 30, 2015, the Company was to pay the noteholder, in addition to any other amounts due and owing under the note, a break-up fee in an amount equal to $50,000. The contingent balance of $50,000 has been accrued as of September 30, 2015. As the parties were unable to finalize the negotiation of a future financing by June 30, 2015, this contingent fee became contractually due to the note holder as of July 1, 2015.. As of the date of this filing, the Company has only made interest payments and the note is in default. The Company and the note holder continue to negotiate the final terms of settlement.

On August 13, 2015, Epic Corp. issued a secured promissory note to an investor in the principal amount of $195,000. The note carried an original issue discount of $45,000, therefore $150,000 was received by the Company, net of the discount. The loan will be repaid over 126 equal payments of $1,547 over the six month term and is secured by all assets of the Company. The original issue discount was recorded as a reduction of the principal balance and is being amortized over the life of term of the note.

The balance of the note and unamortized debt discount are as follows:

September 30, 2015
Tenant Improvements	$143,929
Less accumulated depreciation and amortization	(31,909)
Tenant improvements, net	$112,020

During the three months ended September 30, 2015, the Company paid $51,071 in principal and interest. The aggregate original issue discount feature has been accreted and charged to interest expense in the amount of $13,091 during the three months ended September 30, 2015.

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

10. STOCKHOLDERS’ DEFICIT

Effective August 18, 2015, the Company completed a reverse split of the Company’s authorized, issued and outstanding common stock on the basis of one new share of common stock for each 2.4 shares of authorized, issued and outstanding common stock prior to completion of the reverse split. In accordance with SAB Topic 4.C, the equity presentation has been retroactively applied to the presentation of these financial statements.

10. STOCKHOLDERS’ DEFICIT (continued)

Description of Share Capital

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company had no issued and outstanding shares of preferred stock as of September 30, 2015 and December 31, 2014, respectively. The Company’s board of directors has the ability to designate rights to its preferred stock. As of the date of these financial statements, the board has made no such designation.

Common Stock

The Company is authorized to issue 687,500,000 shares of common stock having a par value of $0.0001 per share. The Company had 34,383,109 and 15,903,948 issued and outstanding shares of common stock as of September 30, 2015 and December 31, 2014, respectively.

Investment in Epic Corp.

During the nine months ended September 30, 2015, Epic Corp. received $803,000 from 10 investors to purchase 4,737,670 shares of Epic Corp.’s common stock. These were subsequently exchanged for 3,491,564 shares of the Company’s common stock in connection with the closing of the Exchange Agreement.

During the nine months ended September 30, 2015, Epic Corp. settled a total of $250,000 notes payable by issued 634,458 shares of Epic Corp.’s common stock. These were subsequently exchanged for 467,582 shares of the Company’s common stock in connection with the closing of the Exchange Agreement. See Note 8 - NOTES PAYABLE for additional details.

Investment in Epic Stores Corp.

On June 24, 2015, in connection with the closing of the Exchange Agreement, the Company received $1,550,000 from 12 investors in exchange for the issuance of 1,757,370 units of the Company. Each unit consisted of one share of common stock in the capital of the Company and one warrant, each of which is exercisable into one share of common stock of the Company at a price of $1.02 until June 24, 2018.

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

Dividends Paid and Declared

During the nine months ended September 30, 2015, the Company declared $357,688 in dividends and paid $369,713 in dividends to shareholders. On May 21, 2015, the Company had declared and unpaid dividends totaling $74,687 due to former Class C Unit holders of Epic LLC. These unpaid dividends were settled through the issuance of an aggregate of 131,449 shares of common stock of Epic Corp. in connection with the contribution of the assets of Epic LLC to Epic Corp. These were subsequently exchanged for 96,875 shares of the Company’s common stock in connection with the closing of the Exchange Agreement

Atlas Global, LLC

The interest of each member of Atlas is in the form of units. Atlas has a class of units designated as Class A Units, which represent capital interests. Each Class A Unit is subject to a resale restriction requiring that the member hold the unit for a minimum of one calendar year from the date of original issue. Atlas had 103 units issued and outstanding as of September 30, 2015 and December 31, 2014.

11. STOCK OPTIONS AND WARRANTS

The following is a summary of warrant activity during the nine months ended September 30, 2015.

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, December 31, 2014	104,167	$0.24

Warrants granted and assumed	3,679,162	1.02
Warrants expired	—	—
Warrants cancelled	104,164	—
Warrants exercised	—	—

Balance, September 30, 2015	3,679,162	$1.02

All warrants outstanding as of September 30, 2015 are exercisable.

All warrants granted during the nine months ending September 30, 2015 were granted in connection with the closing of the Exchange Agreement on June 24, 2015. See Note 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS and Note 9 – STOCKHOLDERS’ DEFICIT for additional details.

12. COMMITMENTS AND CONTINGENCIES

The Company does not have any off-balance sheet transactions.

Contractual Obligations

The following illustrates the Company’s contractual obligations as of September 30, 2015 and the respective future commitments related to same:

		Year 1	Year 2	Year 3	Year 4	Year 5
	Total	December 2015	December 2016	December 2017	December 2018	December 2019	Thereafter
Long-Term Debt Obligations	$450,000	$—	$—	450,000	$—	$—	$—
Current Debt Obligations	$502,388	$480,529	$42,936	—	$—	$—	$—
Capital Leases	$165,990	$10,993	$47,046	47,996	$34,886	$17,287	$7,782
Operating Lease Obligations	$16,805,674	$583,301	$2,145,105	2,160,884	$2,137,230	$1,837,408	$7,941,746
Total	$17,924,052	$1,074,823	$2,235,087	2,658,880	$2,172,116	$1,854,695	$7,949,528

Property Lease Obligations. The Company has entered into various operating lease agreements with terms ranging from 5 to 10 years that expire between March 2016 and June 2025. In almost all cases the rent agreements provide for annual rent escalations and abatements. In accordance with ASC 840, the Company has recorded all of the leases on a straight-line basis over the respective lease term. The difference between the rent recorded under ASC 840 and actual lease payments is reflected as deferred rent in the accompanying financial statements. The Company has recorded deferred rent of $1,492,696 as of September 30, 2015 and rent expense of $2,074,759 and $950,479 for the nine months ended September 30, 2015 and 2014, respectively, and $776,432 and $248,158 for the three months ended September 30, 2015 and 2014, respectively.

12. COMMITMENTS AND CONTINGENCIES (continued)

The remaining aggregate lease payments under the operating leases for the Company’s facilities as of September 30, 2015 are as follows:

2015	$583,301
2016	2,145,105
2017	2,160,884
2018	2,137,230
2019	1,837,408
Thereafter	7,941,746
$16,805,674

13. INCENTIVES FROM LESSORS

The Company received $372,969 from landlords as construction contributions pursuant to agreed-upon terms of certain lease agreements during the nine months ended September 30, 2015.

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

Amortization of the incentives from lessors was $13,351 and $27,401 for the three and nine months ended September 30, 2015.

14.    SUBSEQUENT EVENTS

On November 3, 2015, Epic Corp. issued a secured promissory note to an investor in the principal amount of $217,500. The note carried an original issue discount of $117,000, therefore $150,000 was received by the Company, net of the discount. The loan will be repaid over 126 equal payments of $1,726 and is secured by all assets of the Company. The original issue discount was recorded as a reduction of the principal balance and will be amortized over the life of term of the agreement.

On November 4, 2015, Epic Corp. issued a secured promissory note to an investor in the principal amount of $180,461. The note carried an original issue discount of $30,461, therefore $150,000 was received by the Company, net of the discount. The loan will be repaid over 187 equal payments of $968 and is secured by all assets of the Company. The original issue discount was recorded as a reduction of the principal balance and will be amortized over the life of term of the agreement.

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

All references in this Form 10-Q to “Epic,” “we,” “us,” or “our” are to Epic Stores Corp. and our subsidiaries.

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

On June 24, 2015, we completed the acquisition of Epic Stores Corp., a private Nevada corporation (“Epic Corp.”), pursuant to the terms of a share exchange agreement dated June 24, 2015 (the “Exchange Agreement”) among our company, Epic Corp., and the shareholders of Epic Corp. As a result of our acquisition of Epic Corp., we ceased to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. For additional information with respect to our acquisition of Epic Corp, see our current report on Form 8-K, as filed with the SEC on June 30, 2015.

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

As a result of the closing of the Exchange Agreement, the business of Epic Corp., being that of a second hand goods retailer that operates second hand retail stores in the United States, became our business. We offer high quality, on-trend second hand clothing, accessories and household products at affordable prices. We are based in Phoenix, Arizona. We commenced operations in 2010. In 2011, we opened our first retail store in Phoenix, Arizona. Since 2011, we have opened stores in Arizona, Nevada, Colorado, and Texas. All of our retail stores sell our products directly to consumers. We also operate a leading wholesale business that supplies used shoes, books and clothing to distributors.

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

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operating. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

The following table provides our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30
	2015	2014
Retail revenue	$1,563,442	$1,241,883
Wholesale revenue	$28,620	$267,020
Cost of revenue	$(292,299)	$(187,912)
Gross profit	$1,299,763	$1,320,991
Operating expenses	$2,677,637	$2,711,551
Loss from operations	$(1,377,874)	$(1,390,560)
Interest expenses	$(93,843)	$-
Other income	$9,967	$120,489
Net loss	$(1,461,750)	$(1,270,071)

Revenues

Our retail revenue increased by $321,559, or 20.6%, in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, from $1,241,883 to $1,563,442. The increase was primarily due to increased sales in existing stores due to increased consumer awareness and the opening of additional locations in 2015.

Our wholesale revenue decreased by $238,400, or 89.2%, in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, from $267,020 in 2014 to $28,620 in 2015. The decrease was primarily due to a decrease in market price for wholesale goods, which is attributed to decreased demand in export markets and the current strength of the U.S. dollar. The wholesale market is driven by export to foreign markets. Buyers pay by the pound for wholesale product, typically on the expectation that they will be able to sell overseas for a profit. If such markets are experiencing a slowdown, it has a negative impact on our wholesale business.

Gross profit as a percentage of total revenues for the three months ended September 30, 2015 was 34.1% as compared to 58.1% for the three months ended September 30, 2014.

Cost of Goods Sold

Cost of revenue increased by $104,387, or 29.2%, in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, from $187,912 in 2014 to $292,299 in 2015. The increase in cost of revenue was primarily due to the increased volume of product utilized. It was further impacted by periodic needs to rapidly increase regional inventory supply from new vendors at premium costs.

Operating Expenses

During the three months ended September 30, 2015, we incurred general and administrative expenses of approximately $707,153, payroll and related expenses of $1,061,353, rent expense of $776,432, professional fees of $43,069 and depreciation and amortization expenses of $89,630, compared to general and administrative expenses of $1,454,143, payroll and related expenses of $781,188, rent expense of $248,158, professional fees of $146,807 and depreciation expense of $81,255 during the three months ended September 30, 2014. The decrease of $33,914 in operating expenses incurred during the three month period ended September 30, 2015, as compared to the three month period ended September 30, 2014, was mainly related to a decrease in general and administrative expenses of $746,990 and professional fees of $103,738, offset by an increase in payroll of $280,165, rent expense of $528,274, professional fees of $154,065 and depreciation and amortization expense of $8,375. The decreases were mainly the result of reduced spending due to budget cuts during the quarter ending September 30, 20152015, while the increases were primarily related to the additional cost of staffing and rent expense as a result of having 12 locations open during the three months ended September 30, 2015 as compared to having seven stores in operation for the three months ended September 30, 2014.

Interest

Interest expense increased from $nil in the three months ended September 30, 2014 to ($93,843) in the three months ended September 30, 2015. The increase of $94,584 was due to the issuance of additional interest bearing notes payable.

Other Income

Other income decreased from $119,748 in the three months ended September 30, 2014 to $9,967 in the three months ended September 30, 2015. The decrease of $109,781 was due to the company selling fewer fixed assets during the period ended September 30, 2015.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

The following table provides the results of operations for the nine months ended September 30, 2015:

	Nine Months Ended September 30
	2015	2014
Retail revenue	$5,136,854	$3,597,976
Wholesale revenue	$222,198	$746,788
Cost of revenue	$(1,176,270)	$(831,900)
Gross profit	$4,182,782	$3,512,864
Operating expenses	$8,526,961	$6,275,712
Loss from operations	$(4,344,179)	$(2,762,848)
Interest expenses	$(210,031)	$(62,940)
Other income	$33,999	$127,651
Net loss	$(4,520,211)	$(2,698,137)

Revenues

Our retail revenue increased by $1,538,878, or 30.0%, in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase was primarily due to the opening of additional retail stores and increased sales in existing stores due to increased consumer awareness.

Our wholesale revenue decreased by $524,590, or 70.2%, in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The decrease was primarily due to a decrease in market price for wholesale goods, which is attributed to decreased demand in export markets and the current strength of the U.S. dollar. The wholesale market is driven by export to foreign markets. Buyers pay by the pound for wholesale product, typically on the expectation that they will be able to sell overseas for a profit. If such markets are experiencing a slowdown, it has a negative impact on our wholesale business.

Gross profit as a percentage of total revenues for the nine months ended September 30, 2015 was 78.1% as compared to 80.9% for the nine months ended September 30, 2014. Cost of Goods Sold Cost of revenue increased by $344,370, or 29.2%, in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase in cost of revenue was primarily due to the increased volume of product utilized. It was further impacted by periodic needs to rapidly increase regional inventory supply from new vendors at premium costs.

Operating Expenses

During the nine months ended September 30, 2015, we incurred general and administrative expenses of approximately $2,013,659, payroll and related expenses of $3,668,087, rent expense of $2,074,759, professional fees of $511,637 and depreciation expenses of $258,819, compared to general and administrative expenses of $2,256,069, payroll and related expenses of $2,366,240, rent expense of $950,479, professional fees of $527,201 and depreciation expense of $175,723 during the nine months ended September 30, 2014. The increase of $2,251,249 in operating expenses incurred during the nine month period ended September 30, 2015, as compared to the nine month period ended September 30, 2014, was mainly related to an increase in payroll of $1,301,847, rent expense of $1,124,280, and depreciation and amortization expense $83,096, offset by a decrease in general and administrative expenses of $242,410 and professional fees of $15,564. The increases were mainly the result of having twelve stores in operation during the nine months ended September 30, 2015 as compared to having seven stores in operation for the nine months ended September 30, 2014, while the decreases were mainly the result of reduced spending due to budget cuts during the nine months ended September 30, 2015.

Interest

Interest expense increased from $62,940 in the nine months ended September 30, 2014 to $210,031 in the nine months ended September 30, 2015. The increase of $147,091 was due to the issuance of additional interest bearing notes payable.

Other Income

Other income decreased from $127,651 in the nine months ended September 30, 2014 to $33,999 in the nine months ended September 30, 2015. The decrease of $93,652 was due to the company selling fewer fixed assets during the period ended September 30, 2015.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of September 30, 2015 and December 31, 2014:

Balance Sheet Date	September 30, 2015	December 31, 2014	(Decrease) / Increase
	(unaudited)	(audited)
Cash	$57,977	$157,692	$(99,715)
Total current assets	$239,627	$404,634	$(165,007)
Total current liabilities	$2,193,382	$1,167,923	$1,025,459
Working capital (deficiency)	$(1,953,755)	$(763,289)	$(1,190,466)

Our working capital decreased as of September 30, 2015 as compared to December 31, 2014 due to an increase in accounts payable of $734,023, an increase in notes payable – current portion of $422,851, a decrease in cash of $99,715, a decrease in accounts receivable of $20,471, a decrease in inventory of $67,355, and an increase in loans from related parties – current portion of $9,463, offset by a decrease in deferred rents – current portion of $152,516.

Cash Flows

	For the Nine Months Ended September 30,
	2015	2014

Cash flows used in operating activities	$(2,890,200)	$(1,634,206)
Cash flows used in investing activities	$(382,649)	$(630,669)
Cash flows provided by financing activities	$3,173,134	$2,218,097
Net increase (decrease) in cash during period	$(99,715)	$(46,778)

Cash Flows from Operating Activities

For the nine months ended September 30, 2015, our cash flows used in operating activities amounted to $2,890,200, compared to cash used in the nine months ended September 30, 2014 of $1,634,206. The primary reason for the change relates to negative operating cash flows, offset mainly by an increase in deferred rents of $548,727, depreciation and amortization of $258,819 and an increase in accounts payable and accrued expenses of $734,023.

Cash Flows from Investing Activities

Our cash used in investing activities amounted to $382,649 for the nine months ended September 30, 2015, as compared to $630,699 for the nine months ended September 30, 2014. The primary reason for the change relates to decreased spending on tenant improvements during the nine months ended September 30, 2015 as compared to the same period ended September 30, 2014

Cash Flows from Financing Activities

Our cash provided by financing activities for the nine months ended September 30, 2015 amounted to $3,173,134, consisting primarily of $2,353,000 from proceeds received from the issuance of common stock and $1,200,000 from proceeds received from notes payable borrowing. Cash provided by financing activities in the nine months ended September 30, 2014 amounted to $2,218,097, consisting primarily of $2,001,112 from proceeds received from the issuance of common stock, $52,000 from the proceeds from related party debts and $500,000 from notes payable borrowing.

Going Concern

Our auditors issued a going concern opinion on our financial statements for the year ended December 31, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  There is no assurance we will ever reach this point. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures were not effective: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (ii) matters related to the transition of management in connection with the closing of the Exchange Agreement on June 24, 2015.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015: (i) adopt sufficient written policies and procedures for accounting and financial reporting, and (ii) provide our new management with additional guidance regarding the financial monitoring and reporting responsibilities associated with being a reporting company. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations. In its report on our financial statements for the year ended December 31, 2014, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The success of our operations depends upon the effect of economic pressures and other business factors.

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income, such as payroll taxes, employment, consumer debt, interest rates, increases in energy costs and consumer confidence. There can be no assurance that consumer spending will not be further negatively be affected by general, local or international economic conditions, thereby adversely impacting our business and results of operations.

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

Because we became public by means of a reverse takeover transaction, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse takeover” with a shell company. Security analysts of major brokerage firms and securities institutions may not cover us since there are no broker-dealers who sold our stock in a public offering who would have an incentive to follow or recommend the purchase of our common stock. No assurance can be given that established brokerage firms will want to conduct any financings for us in the future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities in the three months ended September 30, 2015.

Item 3.  Defaults Upon Senior Securities.

On April 16, 2015, Epic Corp. issued a secured convertible promissory note to an investor in the principal amount of $200,000. The note bears a 23% annual interest rate and matured on June 30, 2015 and is secured by all assets of our operating subsidiary, Epic Corp. In connection with the contribution of all of the assets of Epic LLC to Epic Corp., Epic Corp. offered the noteholder the opportunity to convert the note into 352,941 shares of Epic Corp.’s common stock, which represented the pro rata value provided to each Class B Unit holder at the time of the contribution. The note holder did not accept the proposed terms and, as a result, the note was not converted prior to our acquisition of Epic Corp. on June 24, 2015.

The note carries a break-up provision which states that the parties shall use commercially reasonable efforts to negotiate future financing and convert the then outstanding principal and interest of the note into securities of Epic Corp. The note provided that, in the event the parties were unable to agree on mutually agreeable terms on or prior to June 30, 2015, Epic Corp. was to pay the lender, in addition to any other amounts due and owing under the note, a break-up fee in an amount equal to $50,000. The contingent balance of $50,000 has been accrued as of September 30, 2015. As the parties were unable to finalize the negotiation of a future financing by June 30, 2015, this contingent fee became contractually due to the note holder as of July 1, 2015. As of the date of this filing, we have only made interest payments and the note is in default. We continue to negotiate the final terms of settlement with the noteholder.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description
2.1(2)	Share exchange agreement dated as of June 24, 2015 by and among our company Epic Stores Corp. and the stockholders of Epic Stores Corp.
3.1(3)	Articles of Incorporation
3.2(3)	Bylaws
3.3(4)	Articles of Merger dated effective December 20, 2013
3.4(4)	Certificate of Change dated effective December 20, 2013
3.5(4)	Certificate of Change dated effective December 30, 2013
3.6(1)	Articles of Merger dated effective August 18, 2015
3.7(1)	Certificate of Change dated effective August 18, 2015
10.1(2)	Share cancellation agreement dated June 24, 2015 between our company and John Kitchen
10.2(2)	Share cancellation agreement dated June 24, 2015 between our company and Linda Miller
10.3(2)	Warrant cancellation agreement dated June 24, 2015 between our company and Paul Medley
10.4(2)	Form of subscription agreement for units dated June 24, 2015
10.5(2)	Investor rights agreement among our company, Belloc Pty Ltd and the subscribers to the concurrent financing
10.6(2)	Voting agreement dated June 24, 2015 among our company and each of the former stockholders of Epic
10.7(2)	Escrow agreement dated June 24, 2015 among our company, Doney Ventures, Inc. and certain former stockholders of Epic
10.8(2)	Management agreement dated January 1, 2015 between Epic and Brian Davidson
10.9(2)	Management agreement dated January 1, 2015 between Epic and Bob Riggs
10.10(2)	Management agreement dated January 1, 2015 between Epic and Wayne Riggs
10.11(2)	Consulting agreement dated March 3, 2015 between Epic and Bluechip Advisors LLC with respect to the provision of services as Chief Financial Officer by Zach Bradford
10.12(2)	Consulting agreement dated March 3, 2015 between Epic and Bluechip Advisors LLC with respect to the provision of controller and accounting services
10.13(2)	Consulting agreement dated March 3, 2015 between Epic and Bluechip Advisors LLC with respect to the provision of SEC financial reporting services
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(2)	Audited annual financial statements of Epic as at and for the years ended December 31, 2014 and 2013
99.2(2)	Unaudited interim financial statements of Epic as at and for the three months ended March 31, 2015 and 2014
99.3(2)	Unaudited pro forma combined financial statements as at March 31, 2015 and December 31, 2014
101.INS*	XBRL Instance
101.SCH(5)	XBRL Taxonomy Extension Schema
101.CAL(5)	XBRL Taxonomy Extension Calculations
101.DEF(5)	XBRL Taxonomy Extension Definitions
101.LAB(5)	XBRL Taxonomy Extension Labels
101.PRE(5)	XBRL Taxonomy Extension Presentation
101.INS(5)	XBRL Instance
101.SCH(5)	XBRL Taxonomy Extension Schema

*	Filed herewith.
(1)	Previously filed as exhibits to our current report on Form 8-K, filed on August 19, 2015.
(2)	Previously filed as exhibits to our current report on Form 8-K, filed on June 30, 2015.
(3)	Previously filed as exhibits to our registration statement on Form S-1, on February 26, 2013, File Number 333-186869 and incorporated herein.
(4)	Previously filed as exhibits to our current report on Form 8-K, on December 31, 2013, File Number 333-186869 and incorporated herein.
(5)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIC STORES CORP.
(Registrant)

Dated: November 23, 2015	/s/ Brian Davidson
Brian Davidson
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: November 23, 2015	/s/ Zach Bradford
Zach Bradford
Chief Financial Officer and Director
(Principal Financial Officer, and Principal Accounting Officer)

