Form 10-Q/A
period 2015-09-30
EPIC STORES CORP.
filed 2015-11-25
CIK 1558009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, as filed with the Securities and Exchange Commission on November 23, 2015 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

2

EPIC STORES CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

3

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

4

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

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $232,525 and $165,088, respectively.

7. TENANT IMPROVEMENTS

Tenant improvements consist of the following

	September 30, 2015	December 31, 2014
Tenant Improvements	$927,258	$592,195
Less accumulated depreciation and amortization	(40,708)	(14,414)
Tenant improvements, net	$886,550	$577,781

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

EPIC STORES CORP.
(Registrant)

Dated: November 25, 2015	/s/ Brian Davidson
Brian Davidson
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: November 25, 2015	/s/ Zach Bradford
Zach Bradford
Chief Financial Officer and Director
(Principal Financial Officer, and Principal Accounting Officer)

