Form 10-K
period 2015-12-31
EPIC STORES CORP.
filed 2016-03-30
CIK 1558009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [ ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files). Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]     No [X]

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $37,015,501 based on 24,677,001 shares held by non-affiliates and a market price of $1.50 per share (amounts have been adjusted to reflect a 2.4 for 1 reverse stock split of the registrant’s common stock that occurred effective August 18, 2015).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of March 28, 2016, there were 39,180,263 shares of the issuer’s common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Cautionary Note Regarding Forward-Looking Statements

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

All references in this Form 10-K to “Epic,” “we,” “us,” or “our” are to Epic Stores Corp. and our subsidiaries.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

Item 1.     Business.

Corporate Overview

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

On June 24, 2015, we entered into and closed a share exchange agreement dated June 24, 2015 (the “Exchange Agreement”) with Epic, a Nevada corporation, and completed the acquisition of Epic. In connection with the closing of the Exchange Agreement, we acquired all 27,083,493 issued and outstanding shares of common stock in the capital of Epic from Epic’s stockholders in consideration for the issuance of: (i) 19,959,975 shares of our common stock, and (ii) 1,133,813 warrants, each of which is exercisable into one share of our common stock at a price of $1.02 per share until June 24, 2018, with all of the foregoing numbers adjusted to reflect the reverse stock split described below. The shares of common stock we issued to the former stockholders of Epic represented approximately 58.1% of our issued and outstanding shares of common stock, on an undiluted basis, at the time of closing of the Exchange Agreement. As a result of our acquisition of Epic, we ceased to be a “shell company” as defined in Rule 12b-2 of the Exchange Act.

2,210,937 of the consideration shares issued on closing of the Exchange Agreement have been deposited into escrow with Doney Ventures, Inc., pursuant to the terms of an escrow agreement dated June 24, 2015 among our company, the escrow agent, and the holders of such shares. An aggregate of 736,979 of such shares will be released from escrow to the holders, on a pro rata basis, upon our company:

1.	(i) opening our 18th store or (ii) achieving at least $10,000,000 in annual revenue (net of returns and discounts), as evidenced by our most recent annual or interim financial statements;
2.	(i) opening our 21st store or (ii) achieving at least $15,000,000 in annual revenue (net of returns and discounts), as evidenced by our most recent annual or interim financial statements; and
3.	(i) opening our 30th store or (ii) achieving at least $20,000,000 in annual revenue (net of returns and discounts), as evidenced by our most recent annual or interim financial statements.

Effective August 18, 2015, we completed a merger with our wholly-owned subsidiary, Epic Stores Corp., a Nevada corporation, which was incorporated solely to effect a change in our name.  As a result, we changed our name from “Be At TV, Inc.” to “Epic Stores Corp.”.  Also effective August 18, 2015, we effected a reverse stock split of our authorized, issued and outstanding common stock, on the basis of one new share of common stock for each 2.4 old shares of common stock. As a result, our authorized capital of common stock decreased from 1,650,000,000 shares of common stock with a par value of $0.0001 per share to 687,500,000 shares of common stock with a par value of $0.0001 per share, and our previously outstanding 82,519,461 shares of common stock decreased to 34,383,120 shares of common stock outstanding. Our authorized preferred stock was not affected by the reverse split of common stock and continues to be comprised of 10,000,000 shares of preferred stock having a par value of $0.0001 per share, of which no shares of preferred stock are currently outstanding.

As a result of the closing of the Exchange Agreement, our principal offices are now located at 20805 North 19th Avenue, Suite 2, Phoenix, Arizona, USA 85027. As of the date of this prospectus, Epic and its wholly-owned subsidiaries, Epic LLC, Epic 2 and Epic 3, each as defined below, are our sole wholly-owned subsidiaries.

Epic Stores, L.L.C.  (“Epic 1”) was incorporated on December 2, 2010 as an Arizona limited liability company.  Epic 1 opened its first store in Phoenix, Arizona in 2011. It then formed a company, Epic Stores 2 LLC (“Epic 2”), a Nevada limited liability company, on September 20, 2011 to open its second retail location in Las Vegas, Nevada. On February 16, 2012, a second company, Epic Stores III LLC (“Epic 3”), a Nevada limited liability company, was formed to open the third retail location in Las Vegas, Nevada. After opening the third store, Epic 1 determined that its growth plans would be more efficiently reached if all the stores were operated under the same limited liability company. As a result, Epic 1 opened three locations in 2013 and five additional locations in 2014. Effective January 1, 2015, the sole member of each of Epic 2 and Epic 3 assigned all of its membership interest in Epic 2 and Epic 3 to Epic 1 pursuant to the terms of an assignment and assumption of membership interests agreement.

On February 11, 2015, Epic Stores LLC (“Epic LLC”), a Nevada limited liability company, was formed. On February 11, 2015, Epic 1 merged with and into Epic LLC, with Epic LLC as the surviving corporation, for the purposes of changing its jurisdiction of formation from Arizona to Nevada. On May 4, 2015, Epic was incorporated under the laws of the State of Nevada. Pursuant to a contribution agreement dated May 12, 2015, Epic LLC contributed all of its assets, including all of the membership interests in Epic 2 and Epic 3, to Epic. On May 21, 2015, Epic LLC and its members executed a conversion and liquidation agreement converting all units of Epic LLC into Class A Units of Epic LLC, which in turn were converted into an aggregate of 10,034,789 shares of common stock of Epic. Upon execution of the conversion and liquidation agreement, the members of Epic LLC authorized its manager to take action as needed to dissolve Epic LLC. As at the date hereof, Epic LLC has not yet been dissolved and continues to be a wholly-owned subsidiary of Epic.

Description of Business

Overview

As a result of the closing of the Exchange Agreement, the business of Epic became our business. We are a second hand goods retailer that operates second hand retail stores in the United States. We offer high quality, on-trend second hand clothing, accessories and household products at affordable prices. We are based in Phoenix, Arizona. We were founded in 2010. In 2011, we opened our first retail store in Phoenix, Arizona. Since 2011, we have opened stores in Arizona, Nevada, Colorado and Texas. All of our retail stores sell our products directly to consumers. We also operate a leading wholesale business that supplies used shoes, books and clothing to distributors.

Core Business Strengths

We have relied on various core business strengths that have contributed to our past success and are expected to contribute to our future growth.

Quality

We pride ourselves on our methods of sourcing and identifying quality used goods. We have an active quality control department that oversees our in-house sorting facilities and outside contractors who work, under our strict specifications, to source inventory. Because sorting operations are conducted mostly in-house, we believe we have the ability to exercise greater control over the quality of our goods as compared to competitors who do not have in house sorting operations.

Speed to Market

We have integrated our retail and wholesale operations with our sorting processes, enabling us to quickly respond to market and customer demand for goods and product. Our integrated sorting process allows us to fulfill demand in retail while efficiently liquidating slow moving goods through our wholesale operations, which allows us to capture business while limiting risk of loss due to stale inventory. This ability to swiftly respond to the market means that our retail operations can deliver product in a timely manner and maximize sales of popular items by replenishing product that would have otherwise sold out.

Advertising and Branding

We attract customers through internally-developed, high-impact advertising campaigns, which use print, outdoor, in-store and electronic communication vehicles. These advertising campaigns communicate a distinct brand image that differentiates us from our competitors and seeks to establish a connection with our customers. Retail stores are an important part of our branding and convey a clean and welcoming environment.

Broad Appeal

While our marketing and products initially targeted the low income demographic in the United States, the clean, open and inviting environment of our stores and the quality of our goods have enabled us to offer a product that appeals to various demographics.

Business Strategy

Throughout 2014 and into early 2015, Epic brought on a new board of directors and hired new senior management including a Chief Financial Officer, as well as other additions to the management team. In addition, effective as of the closing of the Exchange Agreement, we brought on a new board of directors and appointed new executive officers. Together, our new board of directors and new management team are focused on implementing a high growth strategy and enhancing our corporate governance policies and practices. We have started implementing additional operational and financial processes and disciplines to improve growth and profitability. To that end, we have added new members to our executive team in the areas of planning and forecasting, operations and marketing. We have also added members to our legal and human resources departments. We believe that strong operational and financial discipline, along with a robust corporate governance structure, is important to our long-term business strategy.

Over the next year, in addition to enhancing and ensuring compliance with our corporate governance policies, we also intend to focus on strengthening business fundamentals to create a stable platform for future growth. Our key milestones for the coming year are to have eight new stores open and in operation before December 31, 2016, with most new stores in the Texas and Denver markets. We anticipate that this will allow us to most effectively use our staff and products within each market.

We also plan to expand our relationships within the communities and charitable organizations surrounding our operating stores to promote brand awareness and partnerships for product collection.

Retail Store Strategy

Our long-term growth strategy and the success of our business depend in part on effective management of our retail stores and the operation of these stores in a cost-efficient manner. Although we have always actively monitored store performance, we have recently implemented an improved process to track the performance of each store and geographic region. We believe that this review process will enhance our long-term growth strategy by identifying key attributes of high and low performing stores, allowing us to identify positive trends, judiciously implement strategies across our retail store portfolio, and open new stores in desirable locations on favorable terms that meet our financial targets.

In connection with the foregoing, during 2015, we began an initiative to relocate two of our Phoenix locations to Houston, Texas and Yuma, Arizona, respectively, by the end of the third quarter of 2016. Relocation of the stores is expected to drive improved financial performance that is more in-line with the performance of our other stores. The two Phoenix stores were in operation for approximately two years and, due to the smaller size of the stores and their different operating model, they did not achieve satisfactory financial results. The two stores are expected to be repositioned with a larger retail footprint to allow for centralized merchandise intake and processing, consistent with other locations.

We plan to continue retail store expansion in Texas, Colorado and Nevada markets with a focus on the Houston, San Antonio and Dallas markets, specifically. We expect to open six to eight new stores in 2016, typical to our stores currently in operation. Expansion numbers will depend greatly on available growth capital, capital properties, staff and product supply.

The costs required to open the stores will vary depending on tenant improvement construction expense, but we estimate that we will be required to expend $200,000 to $400,000 per store opening. We expect to be reimbursed for certain tenant improvements incurred but there can be no guarantee that these reimbursements will be available to us for each planned location.

We evaluate potential store sites based on traffic patterns, co-tenancies, demographics, average sales per square foot achieved by neighboring stores, lease economics, store contribution margin projections, demographic characteristics and other factors considered important regarding the specific location.

We will require significant financing to reach our expansion goals and intend to raise the required capital through equity issuances. We do not currently have a secure financing plan in place to fund our ongoing operations and planned expansion and there is no guarantee that we will be able to obtain the necessary funding.

Wholesale Sales Strategy

Growth in the wholesale sales channel is an important part of our business strategy. We are developing a plan to identify further growth opportunities in the United States. In order to grow in this channel, we continue to be focused on being cost efficient, investing in sales development resources and activities, and improving our marketing efforts. The sale of wholesale goods is directly related to the demand for US products overseas. Many factors can impact the demand such as logistics, foreign currency valuation, and seasonality. The ability to effectively sell this merchandise is strongly dependent on all the above factors.

Purchasing and Product Sourcing Strategy

Products for our business are collected through various means. We purchase a large volume of product from local and regional suppliers. Although we purchase approximately one third of our merchandise through Atlas Global LLC (“Atlas”) for a fixed price of $0.36/lb, we do not maintain any exclusive commitments to purchase from Atlas or any other single supplier. The balance of product is provided by offering fundraisers to local schools, churches and other charitable organizations. The products we sell are not donated by such organizations. Rather, we advertise for organizations to participate in our product purchase program, pursuant to which the organization will collect product and we will purchase the product from the organization. Under our standard fundraising guidelines, we offer $0.16/lb. for all product collected. After the weight of product collected by an organization is validated, we pay the amount owing to the applicable organization.

Planning and Forecasting

We believe that a strong budgeting and product planning process that is aligned with our merchandising calendar will increase the efficiency of our product sourcing activities as well as ensure that we cost effectively obtain the highest quality products for our customers at the right times. In early 2015, we invested in new leadership to enhance our operational, budgeting and production planning and demand forecasting capabilities. We believe that these improvements are key to our near-term strategy of strengthening our business fundamentals.

Internal Sorting Capabilities

We believe that having our sorting process in-house affords us the opportunity to exert higher quality control while simultaneously lowering production costs. We also believe that our internal sorting process can be used to our competitive advantage. We intend to leverage our sorting facilities to increase the speed of new product introductions to both the retail and wholesale markets and react more swiftly than our competitors to changing trends.

Logistics

In early 2015, we began reorganizing our product logistic and sorting locations.  After an internal study found that we could more efficiently source our products if our retail locations were integrated with sorting facilities, we moved swiftly to implement this change. As of October 1, 2015, all of our retail locations have fully integrated sorting facilities on site, allowing us to more cost effectively control our inventories and meet customer demand. Our integration of sorting facilities is expected to have a positive impact on our operating expenses and quality of merchandise as we continue to evaluate our current shipping and replenishment activities in order to further reduce freight costs. To that end, we have invested in a logistics manager who is focused on ensuring that we source and distribute our products in a cost efficient manner. We believe that this will allow us to operate more effectively in our existing markets as well as enter new markets with less risk to our business operations.

Information Systems Infrastructure

An efficient and effective information systems infrastructure is an important element of our business strategy and, to that end, we are conducting an analysis of our current systems. We believe this study will identify the systems that we will need to invest in to support our future long-term growth.

Information Technology

We are committed to utilizing technology to enhance our competitive position. Our information systems provide data for production, merchandising, distribution, retail stores and financial systems. Our core business systems consist of purchased software and are accessed over a company-wide network providing corporate employees with access to key business applications.

Cost Reduction and Improved Liquidity

The success of our future growth strategy will depend in part on our ability to create a stable operating platform. To that end, we continue to focus on driving cost efficiencies throughout our operations and seeking new avenues to reach profitability.

Execution of the Strategy

The execution of our business strategy and internal initiatives may cause us to incur material additional costs. Any store expansion initiatives will require the opening of new retail locations and the hiring of additional retail personnel. Investments in additional sales personnel to service new geographic territories may also be necessary to grow our wholesale distribution channel. Both of these initiatives will increase our occupancy and payroll expenses.

To support these and other initiatives, ongoing infrastructure investments may be required. In the intermediate term, this may include expenditures for tenant improvements and store fixtures, upgraded information systems and additions to our management team. In order to reduce the impact of these additional costs, we will continue to identify ways to improve the efficiency of our current operations and enhance other operating processes.

Brand, Advertising, and Marketing

Our advertising and direct marketing initiatives have been developed to elevate brand awareness, facilitate customer acquisition and retention, and support key growth strategies. Our in-house marketing team works to identify effective ways to improve brand awareness through print, online and radio ads, and Four Wall Marketing.

While the primary intent of this advertising is to support our retail operations, our wholesale business also benefits from the greater overall brand awareness generated by this advertising. For our wholesale operations, we use telemarketing efforts to continually expand our relationships.

Intellectual Property

All of our trademarks, service marks, and certain other trademarks have been registered with the U.S. Patent and Trademark Office and Epic is the registered owner of the Epic Thrift Stores TM trademark. We have licensed certain logos and designs from third-parties for use in products featuring those logos and designs, but have no material licensed intellectual property.

Competition

We operate in the highly competitive thrift and second hand product industry, which is characterized by shifts in consumer demand, product availability and competitive pressures, resulting in both price and demand volatility.

Our retail operations compete on store location, customer service, and the quality, pricing and availability of products. Some of our competitors are larger and better capitalized companies which have broad distribution networks. Companies that operate in this space include, but are not limited to, Savers, Inc. and Goodwill Industries. Reputation for the quality of our goods, as well as the clean well-lit and open environment of our retail stores, are the principal means by which we compete with others.

Our wholesale operations compete on quality and availability of merchandise. Our primary competitors are Savers, Inc., Salvation Army and Goodwill. Many of these companies have greater name recognition than us in the wholesale market. They are also larger and better capitalized companies with broad distribution networks.

Employees

As of December 31, 2015, we had approximately 165 employees, of which 124 were full-time employees. We view our employees as long-term investments and adhere to a philosophy of providing employees with good working conditions in an expanding and developing environment, which allows us to attain improved efficiency while promoting employee loyalty. We provide a compensation structure and benefits package for our employees that includes wages and company-subsidized health insurance. We also provide a well-lit working environment that is properly ventilated and heated or cooled. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are excellent. We make diligent efforts to comply with all employment and labor regulations, including immigration laws, in the many jurisdictions in which we conduct operations.

Regulatory Environment

We are subject to various occupational health and safety laws and regulations. Because we monitor, control and manage these regulations, we believe we are in compliance in all material respects with the regulatory requirements applicable in the jurisdictions in which our facilities are located. In line with our commitment to the health and safety of our employees, we intend to continue to make expenditures to comply with these requirements and do not believe that compliance will have a material adverse effect on our business.

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

Our future success depends, in part, upon our ability to identify and respond to shopping trends in a timely manner. The second hand retail apparel business fluctuates according to changes in the economy and customer preferences, dictated by economic factors and seasons. These fluctuations especially affect the inventory possessed by secondary retailers because merchandise typically is collected in advance of the selling season and is provided based on consumers’ percentage of discarded merchandise. While we endeavor to test many merchandise items from our suppliers before ordering large quantities, we are still susceptible to poor or low quality merchandise and fluctuations in customer demands.

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

Our ability to drive improved performance will depend in part on our ability to expand stores on a timely and profitable basis. During fiscal 2016, we plan to open approximately 8 new stores in North America. Accomplishing our expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, the integration of new stores into existing operations, and the expansion of our buying and inventory capabilities. There can be no assurance that we will be able to achieve our store expansion and rebalancing goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new stores profitably.

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

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

We are currently authorized to issue up to 687,500,000 shares of common stock and 10,000,000 shares of preferred stock, of which 38,123,120 shares of common stock and no shares of preferred stock are currently issued and outstanding. We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

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

There is not now, nor has there been since our inception, any trading activity in our common stock or a market for shares of our common stock, and an active trading market for our shares may never develop or be sustained. As a result, investors in our common stock must bear the economic risk of holding those shares for an indefinite period of time. Although our common stock is quoted on the OTCQB marketplace operated by OTC Markets Inc., an over-the-counter quotation system, trading of our common stock is extremely limited and sporadic and at very low volumes. We do not now, and may not in the future, meet the initial listing standards of any national securities exchange, and we presently anticipate that our common stock will continue to be quoted on the OTCQB marketplace or another over-the-counter quotation system for the foreseeable future. As a result, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock, and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price for which you purchased them, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

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

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, results of operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date hereof, our executive officers and directors beneficially own approximately 24.8% of our outstanding voting stock, on an undiluted basis. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our company’s other stockholders may vote, including the following actions:

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

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.      Properties.

Our principal business and corporate address is 20805 North 19th Avenue, Suite 2, Phoenix, AZ 85027. Our telephone number is (855) 636-3742. We rent this property, which is approximately 10,000 square feet, for monthly rent of $8,127 pursuant to a lease with an five year term expiring in April 2018.

We do not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.      Legal Proceedings.

Other than as set out below, and other than ordinary routine litigation incidental to our business or proceedings that involve primarily a claim for damages in an amount that does not exceed 10% of our current assets, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

On October 2, 2015, HH-Poca Fiesta, LLC (“HH”) commenced an action against our company in the Maricopa County Superior Court, Arizona, related to a lease dated October 7, 2013 with respect to one of our former retail premises, located at 1110 West Southern Avenue, Suite 20, in Mesa, Arizona. On January 5, 2016, we entered into a settlement agreement dated January 5, 2016 with HH with respect to the settlement of such claim.

Pursuant to the terms of the settlement agreement, HH has agreed to settle its claims against our company in exchange for payment of $200,000, which is to be paid according to the following schedule: (i) $17,000 on or before January 5, 2016 (which has been paid); (ii) $2,000 on or before January 11, 2016 (which has been paid); (iii) $2,000 each week thereafter until March 7, 2016; and (iv) the remaining $165,000 on or before March 31, 2016 (each, a “Settlement Installment”).

In connection with the foregoing, we agreed to deliver an executed stipulation to judgment to HH, which provides for the entry of a judgment in the lawsuit in favor of HH in the amount of $335,000. In the event that any of the Settlement Installments are not made in the time provided in the settlement agreement (after giving effect to any applicable grace periods), HH will be entitled to immediately file the stipulation with the court, and lodge the judgment for immediate entry by the court, provided that the amounts of any Settlement Installments we have previously paid will be deemed payments against the judgment. Assuming we pay all Settlement Installments as provided in the settlement agreement, HH will destroy the executed stipulation and the lawsuit will be dismissed, and HH will release our company from any claims related to the lawsuit, the lease and the leased premises.

Item 4.      Mine Safety Disclosures.

None.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTCQB marketplace operated by the OTC Markets Group under the symbol “EPSC”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company’s operations or business prospects. There is no assurance that a regular trading market in our common stock will develop, or if developed, that it will be sustained. Therefore, a stockholder may be unable to resell their shares of our common stock.

The following tables set forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTC Pink Marketplace. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The dollar values reflected have been adjusted to reflect the reverse stock split of our common stock that occurred on August 18, 2015.

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	-	-
September 30, 2013	-	-
June 30, 2013	-	-
March 31, 2013	-	-

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	$1.50	$0.64
September 30, 2014	$0.64	$0.60
June 30, 2014	$0.64	$0.48
March 31, 2014	$0.48	$0.48

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	$1.03	$0.72
September 30, 2015	$0.75	$0.60
June 30, 2015	$1.50	$1.50
March 31, 2015	$1.50	$1.50

On March 28, 2016, the last sale price per share of our common stock was $1.29.

Transfer Agent and Registrar

The transfer agent and registrar of our common stock is VStock Transfer, LLC, having an address at 18 Lafayette Place, Woodmere, NY 11598, telephone: (212) 828-8436.

Holders of Our Common Stock

As of March 28, 2016, we had 39,180,263 shares of our common stock issued and outstanding, held by stockholders of record at our transfer agent, with others holding our shares in street name.

Dividend Policy

The payment of dividends, if any, in the future, rests within the sole discretion of our board of directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. Although our subsidiaries declared dividends prior to the closing of the Exchange Agreement, we have not declared any cash dividends since our inception and have no present intention of paying any cash dividends on our common stock in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or
2.	our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans as at the date hereof.

Recent Sales of Unregistered Securities

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended and not included in a previously filed Current Report on Form 8-K is set forth below:

•	On June 24, 2015, in connection with the closing of the Exchange Agreement, we issued the stockholders of Epic: (i) 19,959,975 shares of our common stock, on the basis of 0.737 of our shares for each Epic share, and (ii) 1,133,813 warrants, each of which is exercisable into one share of our common stock at a price of $1.02 per share until June 24, 2018. The securities were issued to 17 accredited investors (as that term is defined in Regulation D of the Securities Act of 1933, as amended) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

•	On June 24, 2015, concurrently with the closing of the Exchange Agreement, we completed a private placement financing pursuant to which we issued an aggregate of 2,631,477 units at a price of $0.882 per unit for gross proceeds of $2,320,959, of which $770,959 was satisfied by settlement of a bridge loan in the principal amount of $750,000, plus accrued interest thereon, made by a subscriber to Epic prior to the closing of the Exchange Agreement. Each unit consisted of one share of common stock in the capital of our company and one transferable share purchase warrant. Each warrant entitles the holder thereof to acquire one share of our common stock at a price of $1.02 per warrant share until June 24, 2018. The securities were issued to 12 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

•	Effective October 7, 2015, we issued 1,250,000 units to one non-US investor at a price of $0.20 per unit for total consideration of $250,000. Each unit consisted of one share of our common stock and one transferable share purchase warrant, each of which is exercisable into one share of our common stock at a price of $0.30 per share until October 7, 2017. The units were issued pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended.
•	Effective December 2, 2015, we issued 1,250,000 units to one non-US investor at a price of $0.20 per unit for total consideration of $250,000. Each unit consisted of one share of our common stock and one transferable share purchase warrant, each of which is exercisable into one share of our common stock at a price of $0.30 per share until December 2, 2017. The units were issued pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended.

•	On November 20, 2015, we issued 200,000 shares of common stock pursuant to the terms of a letter agreement dated July 24, 2015 between our company and a consultant pursuant to which the consultant agreed to provide investor relations services to the Company in consideration of the payment of a monthly fee of $15,000 per month and the issuance of 200,000 shares of our common stock for the initial six month term of the agreement. The shares were valued at $0.64 per share or $128,000. The securities were issued to one accredited investor (as that term is defined in Regulation D of the Securities Act of 1933, as amended) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

•	On November 20, 2015, we issued 40,000 shares of common stock pursuant to the terms of an investor relations consulting agreement having an effective date of September 1, 2015 between our company and Hayden IR, LLC (“Hayden”), pursuant to which Hayden agreed to provide investor relations services to the Company in consideration of: (i) the payment to Hayden of a monthly fee of $3,500 per month for the first three months of the term, $5,000 per month for months four through six of the term, $7,500 per month for months seven through ten of the term, and $8,500 per month for months eleven through thirteen of the term; and (ii) the issuance to Hayden of 40,000 shares of common stock in the capital of the Company. The shares were valued at $0.64 per share or $25,600.

•	Effective December 10, 2015, we issued 500,000 shares of our common stock to one investor at a price of $0.30 per share for total consideration of $150,000. The securities were issued to an accredited investor (as that term is defined in Regulation D of the Securities Act of 1933, as amended) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

•	Effective December 31, 2015, we issued 500,000 shares of our common stock to one investor at a price of $0.30 per share for total consideration of $150,000. The securities were issued to an accredited investor (as that term is defined in Regulation D of the Securities Act of 1933, as amended) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

•	On January 24, 2016, we issued 200,000 shares of common stock pursuant to the terms of a letter agreement dated July 24, 2015 between our company and a consultant pursuant to which the consultant agreed to provide investor relations services to the Company in consideration of the payment of a monthly fee of $15,000 per month and the issuance of 200,000 shares of our common stock for each six-month term of the agreement. The shares were valued at $1.03 per share or $206,000. The securities were issued to one accredited investor (as that term is defined in Regulation D of the Securities Act of 1933, as amended) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2015.

Item 6.      Selected Financial Data.

Not applicable.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the State of Nevada on April 30, 2012 under the name “SBOR, Inc.”. Following incorporation, our business related to managing the renovation, upgrades and maintenance of real estate properties. In 2013, we decided to explore alternative business opportunities in order to maximize stockholder value. As a result, we entered into the Exchange Agreement with Epic, which closed on June 24, 2015.

Following the closing of the Exchange Agreement, our company commenced operating the business carried on by Epic, which is that of a second hand goods retailer that operates second hand retail stores in the United States. Epic offers high quality, on-trend second hand clothing, accessories and household products at affordable prices.

Because the operations and assets of Epic represent substantially our entire business and operations as a result of the closing of the Exchange Agreement, our management’s discussion and analysis contained in this annual report is based on Epic’s operations.

Product Development

We are a retailer and wholesaler of second hand merchandise, from clothing and linens to housewares and furniture. Products for our business are collected through various means. We purchase a large volume of product from local and regional suppliers. Although we purchase approximately one third of our merchandise through a single agent, we do not maintain any exclusive commitments to purchase from any one supplier. The balance of product is provided by offering fundraisers to local schools, churches and other charitable organizations.  We provide funding to these organizations in exchange for the received product.

Results of Operations

Results of Operations for the Years Ended December 31, 2015 and 2014

	Year Ended December 31, 2015 ($)	Year Ended December 31, 2014 ($)
Retail revenues	6,456,593	5,207,572
Percent increase/(decrease) from prior year	23.98%	65.13%
Comparable store sales increase/(decrease)(1)	(19.61)%	5.98%
Wholesale revenues	223,943	389,522
Cost of revenues	1,587,566	1,753,496
Gross profits	5,092,970	3,843,598
Total operating expenses	11,676,145	7,991,762
Loss from operations	6,583,175	4,148,164
Net loss	6,850,725	4,156,334

(1)	Comparable store sales include sales from all stores that have been open for 12 consecutive full fiscal months in both periods being compared. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closure remain in the calculations.

Same store sales

During the year ended December 31, 2015, same store sales decreased by 19.61%, from $3,511,412 in 2014 to $2,822,828 in 2015. The decrease was mainly a result of a lack of funding resulting in a decrease in marketing and inventory purchases.

During the year ended December 31, 2014, same store sales increased by 5.98%, from $2,666,541 in 2013 to $2,825,980 in 2014. The increase was mainly a result of an increase of customer awareness of existing locations.

Revenues

During the years ended December 31, 2015 and 2014, we primarily derived our revenues from retail and wholesale sales of second hand goods.

Our retail revenues increased by $1,249,021, or 24%, in the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase was primarily due to opening of new retail locations.

Our wholesale revenues decreased by $165,579, or 42.5%, in the year ended December 31, 2015, as compared to the year ended December 31, 2014. The decrease was primarily due to a market-wide decrease in the value of wholesale goods.

Gross Profit

Gross profit as a percentage of total revenues for the year ended December 31, 2015 was 76%, as compared to 68.6% for the year December 31, 2014. The increase in gross profit was due to the Company obtaining inventories from lower cost providers.

Cost of Goods Sold

Cost of revenue decreased by $165,930, or 9.5%, in the year ended December 31, 2015, as compared to the year ended December 31, 2014. The decrease in cost of revenue was primarily due to the Company obtaining inventories from lower cost providers.

Operating Expenses

Operating expenses for the year ended December 31, 2015 were $11,676,145 compared to $7,991,762 for the year ended December 31, 2014. The overall increase in the operating expenses was primarily attributable to an increase in payroll and related expenses to $5,194,742 (2014: $3,160,763), rent expenses to $2,996,529 (2014: $1,742,232), professional fees to $1,169,644 (2014: $799,490) and depreciation and amortization expense to 269,087 (2014: $151,710) offset by a decrease in general and administrative expenses to $2,046,143 (2014: $2,137,567). The increase in payroll and related expenses was primarily due to the Company opening additional retail locations.

The following table sets out a summary of our general and administrative expenses for the year ended December 31, 2015, as compared to the year ended December 31, 2014:

	December 31
	2015 ($)	2014 ($)
Office expenses	484,499	509,855
Repairs and maintenance	50,507	145,073
Shipping and freight	333,955	328,434
Utilities	316,067	229,947
Advertising	157,670	221,623
Supplies	126,212	250,857
IT expenses	140,458	214,519
Merchant fees	155,166	127,950
Insurance	163,702	78,248
Travel	108,314	18,130
Donations	-	5,669
Bad debt	9,643	7,262
Total	2,046,143	2,137,567

Interest

Interest expense increased from $16,073 in the year ended December 31, 2014 to $285,661 in the year ended December 31, 2015. The increase was due to an increase in debt financing obtained by the Company.

Other Income

Other income increased from $7,903 in the year ended December 31, 2014 to $18,111 in the year ended December 31, 2015. The increase was due to an increase in the sales of fixed assets.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of December 31, 2015 and December 31, 2014.

	December 31, 2015 ($)	December 31, 2014 ($)

Cash	—	$142,034
Total Assets	1,654,594	$1,659,376
Total Liabilities	4,873,264	$2,539,527
Working Capital (Deficiency)	(2,855,818)	$(609,576)

Our working capital decreased as of December 31, 2015 as compared to December 31, 2014 due to an increase in accounts payable and accrued liabilities of $763,871 (2015: $1,539,524; 2014: 775,653), a decrease in cash of $142,034 (2015: $Nil, 2014: $142,034), a decrease in inventory of $140,676 (2015: $76,433; 2014: $217,109), an increase in accounts payable to related parties of $357,975 (2015: $413,507; 2014: $55,532), an increase in Notes payable – current portion of $703,914 (2015: $703,914; 2014: $Nil, an increase in Loans from related parties of $231,938 (2015: $231,938; 2014: $Nil), offset by a decrease in equipment loan – current portion of $204 (2015: $39,601; 2014: $39,805).

Cash Flows

	Year Ended
	December 31, 2015	December 31, 2014

Cash Flows Used in Operating Activities	$4,050,786	$2,536,598
Cash Flows Provided by (Used by) Investing Activities	$457,690	$827,476
Cash Flows Provided by (Used by) Financing Activities	$4,366,442	$3,282,697
Net Increase(Decrease) in Cash During Period	$142,034	$81,377

Cash Flows from Operating Activities

Operating activities used cash of $4,050,786 during the year ended December 31, 2015, as compared to $2,536,598 during the year ended December 31, 2014. The increase in cash used by operating activities was primarily due to an increase in net loss offset mainly by depreciation and amortization, stock based compensation, an increase in deferred rents, and an increase in accounts payable.

Cash Flows from Investing Activities

Investing activities used cash of $457,690 during the year ended December 31, 2015, as compared to $827,476 for the year ended December 31, 2014. The decrease in cash used in investing activities was primarily due to decrease in investments in tenant improvements and fixtures for store under construction.

Cash Flows from Financing Activities

Financing activities provided cash of $4,366,442 during the year ended December 31, 2015, as compared to $3,282,697 during the year ended December 31, 2014. The increase in cash from financing activities was primarily due to an increase in proceeds from issuance of common stock and proceeds from debt financing, off-set by dividends paid to stockholders and debt repayments.

Cash Requirements

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, to be derived through the sale of equity or debt securities, or otherwise, to meet our planned capital expenditures and working capital requirements for the next 12 months.

We estimate that our capital needs over the next 12 months will be $3,000,000 to $4,500,000. We will require additional cash resources to invest in fixtures, equipment and leasehold improvements for our planned expansion, and to provide working capital to newly opened stores for personnel and marketing costs until the stores reach market saturation and cashflow positively. Our current cash is being used to fund day to day expenses at our retail stores.

We currently require additional capital to fund our ongoing operations and planned expansion. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.      Financial Statements and Supplementary Data.

TABLE OF CONTENTS

Financial Statements of our company for the years ended December 31, 2015 and 2014

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

EPIC STORES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AUDITED)

		(Restated)
ASSETS	December 31, 2015	December 31, 2014
Current assets
Cash	$—	$142,034
Accounts receivable	—	17,529
Inventory	76,433	217,109
Deferred rents	—	—
Prepaid expense	33,809	8,362
Total current assets	110,242	385,034
Deposits	55,025	34,377
Fixed assets, net	617,267	662,184
Tenant improvements, net	872,060	577,781
Total assets	$1,654,594	$1,659,376
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,539,524	$775,653
Accounts payable to related parties	413,507	55,532
Bank overdraw	4,449	—
Deferred rents - current portion	33,127	123,620
Equipment loan - current portion	39,601	39,805
Notes payable - current portion	703,914	—
Loans from related parties	231,938	—
Total current liabilities	2,966,060	994,610
Deferred rents	1,456,409	820,349
Equipment loan	115,396	127,908
Notes payable	250,000	500,000
Declared dividends	85,399	96,660
Total liabilities	4,873,264	2,539,527
Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	—	—
Common stock; $0.0001 par value; 687,500,000 shares authorized; 38,123,120 and 15,903,948 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	3,812	1,590
Additional paid-in capital	10,875,648	5,616,294
Accumulated deficit	(14,098,130)	(6,498,035)
Total stockholders' deficit of the Company	(3,218,670)	(880,151)
Total liabilities and stockholders' deficit	$1,654,594	$1,659,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 EPIC STORES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	Years Ended
		(Restated)
	December 31, 2015	December 31, 2014
Retail revenues	$6,456,593	$5,207,572
Wholesale revenues	223,943	389,522
Total revenues	6,680,536	5,597,094
Cost of revenues	(1,587,566)	(1,753,496)
Gross profit	5,092,970	3,843,598
Operating expenses
Payroll and related expenses	5,194,742	3,160,763
Rent expense	2,996,529	1,742,232
General and administrative expenses	2,046,143	2,137,567
Professional fees	1,169,644	799,490
Depreciation and amortization expense	269,087	151,710
Total operating expenses	11,676,145	7,991,762
Loss from operations	(6,583,175)	(4,148,164)
Other income (expense)
Interest expense	(285,661)	(16,073)
Other income	18,111	7,903
Total other expense	(267,550)	(8,170)
Net loss	$(6,850,725)	$(4,156,334)
Basic loss per common share	$(0.26)	$(0.23)
Basic weighted average common shares outstanding	26,536,767	18,064,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 EPIC STORES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(AUDITED)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	(Deficit)
Balance, December 31, 2013	—	—	11,374,127	$1,137	$2,132,635	$(1,824,564)	$309,208
Shares issued in lieu of salaries payable	—	—	329,039	33	252,967	—	253,000
Shares issued for direct investment	—	—	4,200,782	420	3,230,692	—	3,231,112
Dividends paid to shareholders	—	—	—	—	—	(517,137)	(517,137)
Net loss	—	—	—	—	—	(4,156,334)	(4,156,334)
Balance, December 31, 2014	—	—	15,903,948	$1,590	$5,616,294	$(6,498,035)	$(880,151)
Shares issued for direct investment	—	—	6,537,995	654	3,149,347	—	3,150,001
Loans settled with shares	—	—	1,317,922	132	999,868	—	1,000,000
Dividends payable settled with shares	—	—	96,875	10	74,677	—	74,687
Shares issued for services	—	—	1,446,789	145	624,103	—	624,248
Interest paid with shares	—	—	23,763	2	20,956	—	20,958
Shares issued for reverse merger	—	—	11,791,679	1,179	(1,179)	—	—
Stock dividends to shareholders	—	—	1,004,149	100	391,582	(391,682)	—
Dividends declared to shareholders	—	—	—	—	—	(357,688)	(357,688)
Net loss	—	—	—	—	—	(6,850,725)	(6,850,725)
Balance, December 31, 2015	—	—	38,123,120	$3,812	$10,875,648	$(14,098,130)	$(3,218,670)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 EPIC STORES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	Years ending
		(Restated)
	December 31, 2015	December 31, 2014
Cash Flows from Operating Activities
Net loss	$(6,850,725)	$(4,156,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of fixed assets	(28,362)	—
Stock based compensation	624,248	—
Shares issued for interest	20,958	—
Shares issued in lieu of salaries payable	—	253,000
Penalty increase to note payable	50,000	—
Bank overdraw	4,449	—
Amortization of original issue discount	80,036	—
Depreciation and amortization	269,087	151,710
Changes in assets and liabilities
Increase in deferred rents	545,567	648,979
Decrease in prepaid expense	(25,447)	(8,362)
(Increase) in deposits	(20,648)	(14,110)
Decrease in inventory	140,676	13,009
Increase (decrease) in accounts payable to related parties	357,975	15,906
Increase (decrease) in accounts payable and accrued liabilities	763,871	574,984
(Increase) decrease in accounts receivable	17,529	(15,380)
Net cash used in operating activities	(4,050,786)	(2,536,598)
Cash Flows from investing
Purchase of fixed assets	(126,065)	(294,224)
Investment in tenant improvements	(331,625)	(533,252)
Net cash used in investing activities	(457,690)	(827,476)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	3,150,001	3,251,112
Dividends paid to shareholders	(294,262)	(420,447)
Principal payments on note payable	(303,022)	—
Proceeds from notes payable	1,626,900	500,000
Proceeds from related party debts	231,938	—
Principal payments on capital leases	(45,113)	(47,968)
Net cash from financing activities	4,366,442	3,282,697
Net increase (decrease) in cash	(142,034)	(81,377)
Beginning cash balance	142,034	223,411
Ending cash balance	$—	$142,034
Supplemental disclosure of cash flow information
Cash paid for interest	$191,488	$16,073
Cash paid for tax	$—	$—
Non-Cash investing and financing transactions
Stock based compensation to officers	$470,647	$—
Stock dividend	$391,618	$—
Debt settled with shares	$(1,000,000)	$(253,000)
Shares issued to settle dividends payable	$(74,686)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EPIC STORES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

On June 24, 2015, the Company entered into, and closed, a share exchange agreement dated June 24, 2015 (the “Exchange Agreement”) among the Company, Epic Stores Corp., a private Nevada company (“Epic Corp.”), and the stockholders of Epic Corp., pursuant to which the Company acquired all of Epic Corp.’s 27,083,493 issued and outstanding shares of common stock from its stockholders in consideration for the issuance of an aggregate of: (i) 19,959,970 shares of the Company’s common stock (on a post-reverse split basis), and (ii) 1,133,813 warrants (on a post-reverse split basis), each of which is exercisable into one share of the Company’s common stock at a price of $1.02 per share until June 24, 2018. As a result of the closing of the Exchange Agreement, Epic Corp. became a wholly-owned subsidiary of the Company.

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

The Company, and each of its subsidiaries are collectively referred to herein as the “Company”, unless the context otherwise requires.

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

As of December 31, 2015, the Company had 10 operating stores in four states, being Arizona, Nevada, Colorado and Texas. The Company has one additional location under construction in Texas.

2. BASIS OF PRESENTATION AND GOING CONCERN

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Going Concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $14,098,130 since its inception and requires additional capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuance of common stock is unknown. Additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations, are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $nil and $142,034 in cash and cash equivalents as of December 31, 2015 and December 31, 2014, respectively.

Fair Value of Financial Instruments – The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board ("FASB") ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 – observable inputs such as quoted prices in active markets; Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment – Property and equipment are recorded at historical cost.  Minor additions and renewals are expensed in the year incurred.  Major additions and renewals are capitalized and depreciated over their estimated useful lives.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Furniture and Fixtures	5 - 7 Years
Leasehold Improvements	Shorter of lease term or useful life.

Impairment of Long-Lived Assets – The Company assesses long-lived assets or asset groups for recoverability on a quarterly basis and when events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company considers the following indicators, among others, that may trigger an impairment: (i) loss from operations or income from operations significantly below historical or projected future operating results; (ii) significant changes in the manner or use of the assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in its overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes.

The Company evaluates the performance of its stores to determine impairment of its long-lived assets at retail stores. Stores that have been operating for less than 12 months are excluded from the analysis because of lack of historical financial results or trends. Each new store needs between 12 months and 24 months to mature and begin generating positive cash flows. For purposes of this evaluation, long-lived assets subject to store impairments include leasehold improvements as well as certain intangible assets such as broker and finder fees, lease rights, key money on store leases, and any other non-transferable assets. All intangible assets are subject to impairment analysis if they are non-refundable in nature.

If the Company identifies an indicator of impairment, it assesses recoverability by comparing, per store, the carrying amount of the store assets to the estimated future undiscounted cash flows associated with the store. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. Such estimated fair values are generally determined by using the discounted future cash flows using a rate that approximates the Company's weighted average cost of capital.

The key assumptions used in management's estimates of projected cash flow at its retail stores deal largely with forecasts of sales levels, gross margins and payroll costs. These forecasts are typically based on historical trends and take into account recent developments as well as management's plans and intentions. Any material change in manufacturing costs or raw material costs could significantly impact projected future cash flows of retail stores, and these factors are considered in evaluating impairment. Other factors, such as increased competition or a decrease in the desirability of the Company's products, could lead to lower projected sales levels which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

The Company performed a recoverability test on its stores and did not identify any indicators of impairment at its retail stores, and determined that no impairment charges were required, for the years ended December 31, 2015 and 2014, respectively.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition –  The Company recognizes revenue on arrangements in accordance with ASC Section 605, "Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletins No. 101, "Revenue Recognition in Financial Statements" and No. 104, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended December 31, 2015 and 2014, the Company reported revenues of $6,680,536 and $5,597,094, respectively.

ASC 605-45-50-3 and ASC 605-45-50-4, "Taxes Collected from Customers and Remitted to Governmental Authorities" provide that the presentation of taxes on either a gross or net basis is an accounting policy decision. The Company collects various taxes assessed by governmental authorities and records these amounts on a net basis.

The Company’s products are acquired on a bulk basis with the same price per pound being paid to suppliers regardless of the specific product types. To date, the Company has not internally tracked different categories of products as between, for example, clothing and household goods, as it has not had the system capability to support such categorizations. As such, it is impracticable to provide information on a per product basis. The Company does, however, differentiate between revenues received from retail sales versus revenue received from wholesale sales, which are amounts that are easily determinable.

Sales Returns and Allowances–The Company analyzes its historical sales return experience and records an allowance for its wholesale and retail store sales. Estimating sales returns is based on many factors including expected return data communicated by customers. The Company regularly reviews those factors and makes adjustments when it believes that actual product returns and claims may differ from established reserves. If actual or expected future returns and claims are significantly greater or lower than reserves established, the Company would decrease or increase net revenues in the period in which it made such determination.

Inventories –Merchandise inventory is valued at the lower of average cost or market, utilizing the weighted average method.  Average cost includes the direct cost of merchandise and related expenses. The Company records merchandise receipts at the time that both title and risk of loss for the merchandise transfers to the Company.

The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors, and records lower of cost or market reserves for such identified excess and slow-moving inventories. As of December 31, 2015 and 2014, no such reserve had been recorded.

Stock-Based Compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 "Compensation - Stock Compensation", which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of December 31, 2015 and December 31, 2014, the Company has not implemented an employee stock based compensation plan.

Non-Employee Stock Based Compensation –  The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share – The Company reports earnings (loss) per share in accordance with FASB Standards ASC 260-10 "Earnings Per Share", which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Advertising – The Company does not defer advertising expenses but expenses them as incurred. Advertising expenses were $157,670, and $221,623 for the years ended December 31, 2015 and 2014, respectively, and were included in general and administrative expenses in the consolidated statements of operations.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts) and trade accounts receivable relating substantially to the Company's U.S. Wholesale segment.  Cash is managed within established guidelines, and the Company mitigates its risk by investing through major financial institutions.

Concentration of credit risk with respect to trade accounts receivable is limited by performing on-going credit evaluations of the Company's customers and adjusting credit limits based upon payment history and the customer's current credit worthiness. Collections and payments from customers are continuously monitored.

The Company maintains an allowance for doubtful accounts which is based upon historical experience and specific customer collection issues that have been identified. While bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Income Taxes – The Company was a limited liability company from inception until May 20, 2015 and treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the members. As such, no recognition of federal or state income taxes for the Company or its subsidiaries that are organized as limited liability companies have been provided for in the accompanying consolidated financial statements. Any uncertain tax position taken by the member is not an uncertain position of the Company.

Subsequent to May 20, 2015 the Company merged with a corporation and, as a result, income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. Because the Company has no net income, the tax benefit of the accumulated net loss has been fully offset by an equal valuation allowance.

Deferred Rent, Rent Expense and Tenant Allowances – The Company occupies its retail stores, corporate office, manufacturing facilities, and distribution center under operating leases with terms of one to eleven years. Some leases contain renewal options for periods ranging from five to seven years under substantially the same terms and conditions as the original leases but with rent adjustments based on various factors specific to each agreement. Many of the store leases require payment of a specified minimum rent, a contingent rent based on a percentage of the store's net sales in excess of a specified threshold, plus defined escalating rent provisions. The Company recognizes its minimum rent expense on a straight-line basis over the term of the lease (including probable lease renewals) plus the construction period prior to occupancy of the retail location using a mid-month convention. Further, rent expenses include payments of real estate taxes, insurance and certain common area and maintenance costs in addition to the future minimum operating lease payments. Certain lease agreements provide for the Company to receive lease inducements or tenant allowances from landlords to assist in the financing of certain property. These inducements are recorded as a component of deferred rent and amortized as a reduction of rent expense over the term of the related lease.

Capital Lease Obligations – The Company leases certain equipment and vehicles that are classified as capital leases. The cost of equipment and vehicles under capital lease is included in the consolidated balance sheets as property and equipment and was recorded, net of accumulated depreciation, at $154,409 and $168,458 at December 31, 2015 and 2014, respectively. Accumulated depreciation of the leased equipment was recorded at $$87,527 and $41,081 at December 31, 2015 and 2014 , respectively.

Recently Issued Accounting Pronouncements – On June 10, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity ("DSE") in its entirety from current accounting guidance. The Company has elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has evaluated all other recent accounting pronouncements through March 28, 2015, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

Restatement

Upon completing the re-audit of the Company’s December 31, 2014 financial statements, an accounting error was discovered that misstated certain balance sheet amounts previously reported as of December 31, 2014.  Specifically, the Company’s financial statements over-reported accounts receivable by $14,091 for the year ended December 31, 2014. In addition, the Company’s financial statements as of December 31, 2014 under-reported tenant improvements, net, by $53,866.

Further, on January 12, 2016, an accounting error was discovered that misstated certain balance sheet and income statement amounts previously reported as of December 31, 2014. Specifically, the Company determined that Atlas Global, LLC did not meet the definition of a “variable interest entity” under ASC 810-10-15-14(a)(b). This evaluation was based upon the fact that Atlas Global, LLC was deemed sufficiently capitalized upon inception so as not to constitute a variable interest entity, and no events occurred that required remeasurement. As a result, the Company has deconsolidated Atlas Global, LLC in its consolidated financial statements.

The deconsolidation of Atlas Global, LLC and reduction in reported accounts receivable described above resulted in a decrease in our net loss of $139,334 for the year ended December 31, 2014. There was a $0.01 decrease in our net loss per share for the year ended December 31, 2014. Details of the restated amounts for the years ended December 31, 2014 are set out below.

The following is a summary of the impact of the restatement on the Company’s consolidated balance sheet at December 31, 2014:

	December 31, 2014
	As previously reported	Error correction		As restated
Cash	$157,692	$(15,658)	(b)	$142,034
Accounts receivable	$34,562	$(17,033)	(a)(b)	$17,529
Prepaid assets	$9,362	$(1,000)	(a)(b)	$8,362
Total current assets	$418,725	$(33,691)	(a)(b)	$385,034
Deposits	$35,258	$(881)	(a)(b)	$34,377
Fixed assets, net	$1,129,151	$(466,967)	(b)	$662,184
Tenant improvements, net	$523,915	$53,866	(b)(c)	$577,781
Total assets	$2,107,049	$(447,673)	(a)(b)(c)	$1,659,376
Accounts payable and accrued liabilities	$910,251	$(134,598)	(b)	$775,653
Equipment loan- current portion	$45,052	$(5,247)	(b)	$39,805
Loans from related parties-current portion	$89,000	$(89,000)	(b)	$—
Total current liabilities	$1,167,923	$(173,313)	(b)	$994,610
Notes payable to related party	$200,000	$(200,000)	(b)	$—
Notes payable	$700,000	$(200,000)	(b)	$500,000
Total liabilities	$3,112,840	$(573,313)	(b)	$2,539,527
Accumulated deficit	$(6,557,152)	$59,117	(a)(b)(c)	$(6,498,035)
Total stockholders’ equity of the Company	$(939,268)	$59,117	(a)(b)(c)	$(880,151)
Non-controlling interest	$(66,523)	$66,523	(b)	$—
Total stockholders’ equity to the Company	$(1,005,791)	$125,640	(a)(b)(c)	$(880,151)
(a) To correct errors related to allowance for doubtful accounts. (b) Correction related to the deconsolidation of Atlas Global, LLC (c) To correct error related to undercapitalized assets

The following is a summary of the impact of the restatement on the Company’s consolidated statements of operations for the fiscal year ended December 31, 2014:

	December 31, 2014
	As previously reported	Error correction		As restated
Wholesale revenues	$853,293	$(463,771)	(b)	$389,522
Total revenues	$6,060,865	$(463,771)	(b)	$5,597,094
Cost of revenues	$(1,367,870)	$(385,626)	(b)	$(1,753,496)
Gross profit	$4,692,995	$(849,397)	(b)	$3,843,598
Payroll and related expenses	$3,486,860	$(326,097)	(b)	$3,160,763
General and administrative expenses	$2,564,527	$(426,960)	(a)(b)(c)	$2,137,567
Rent expense	$1,742,732	$(500)	(b)	$1,742,232
Professional fees	$862,439	$(62,949)	(b)	$799,490
Depreciation expense	$249,703	$(97,993)	(b)	$151,710
Total operating expenses	$8,906,261	$(914,499)	(b)	$7,991,762
Loss from operations	$(4,213,266)	$65,102	(a)(b)(c)	$(4,148,164)
Interest expense	$(81,617)	$65,544	(b)	$(16,073)
Other income	$41,266	$(33,363)	(b)	$7,903
Total other expense	$(40,351)	$32,181	(b)	$(8,170)
Net loss	$(4,253,617)	$97,283	(a)(b)(c)	$(4,156,334)
Less: Net gain (loss) attributable to non-controlling interest	$42,051	$(42,051)	(b)	$—
Net loss attributable to the Company	$(4,295,668)	$139,334	(b)	$(4,156,334)
Basic loss per common share	$(0.24)	$0.01	(a)(b)(c)	$(0.23)
(a) To correct errors related to allowance for doubtful accounts. (b) Correction related to the deconsolidation of Atlas Global, LLC Correct (c) Error related to undercapitalized assets

The following is a summary of the impact of the restatement on the Company’s consolidated statements of equity for the fiscal year ended December 31, 2014:

	December 31, 2014
	As previously reported	Error correction		As restated
Accumulated deficit	$(6,557,152)	$59,117	(a)(b)(c)	$(6,498,035))
Total stockholders’ equity of the Company	$(939,268)	$59,117	(a)(b)(c)	$(880,151)
Non-controlling interest	$(66,523)	$66,523	(b)	$—
Total stockholders’ equity to the Company	$(1,005,791)	$125,640	(a)(b)(c)	$(880,151)
(a) To correct errors related to allowance for doubtful accounts. (b) Correction related to the deconsolidation of Atlas Global, LLC (c) To correct error related to undercapitalized assets

The following is a summary of the impact of the restatement on the Company’s consolidated statements of cash flows for the fiscal year ended December 31, 2014:

	December 31, 2014
	As previously reported	Error correction		As restated
Net loss	$(4,253,617)	$97,283	(a)(b)	$(4,156,334)
Depreciation and amortization	$249,703	$(97,993)	(a)	$151,710
Increase in deposits	$(14,991)	$(881)	(a)	$(14,110)
Increase in prepaid expenses	$(9,362)	$1,000	(a)	$(8,362)
Increase (decrease in accounts payable	$—	$15,906	(a)	$15,906
Increase (decrease) in accounts payable	$639,726	$(64,742)	(a)	$574,984
Increase (decrease) in accounts receivable	$(13,425)	$(1,955)	(a)(b)	$(15,380)
Net cash used in operating activities	$(2,486,978)	$(36,424)	(a)(b)	$(2,536,598)
Purchase of fixed assets	$(420,303)	$126,079	(b)	$(294,224)
Investment in tenant improvements	$(479,386)	$(53,866)	(b)	$(533,252)
Net cash used in investing activities	$(899,689)	$72,213	(b)	$(827,476)
Proceeds from issuance of Common stock	$3,251,112	$(20,000)	(b)	$3,231,112
Dividends paid to shareholders	$(474,233)	$53,756	(b)	$(420,477)
Proceeds from related party debts	$52,000	$(52,000)	(b)	$—
Principal payments on capital leases	$(34,708)	$6,770	(b)	$(27,938)
Net cash provided by financing activities	$3,294,171	$(11,474)	(b)	$3,282,697
Net increase (decrease) in cash	$(92,496)	$11,119	(b)	$(81,377)
Beginning cash balance	$250,188	$(26,777)	(b)	$223,411
Ending cash balance	$157,692	$(15,658)	(b)	$142,034
Supplemental disclosure of cash flow information
Cash paid for interest	$49,617	$(33,544)	(b)	$16,073
(a) To correct errors related to allowance for doubtful accounts. (b) Correction related to the deconsolidation of Atlas Global, LLC (c) To correct error related to undercapitalized assets

4. INVENTORY

The components of inventories are as follows:

	December 31, 2015	December 31, 2014
Merchandise goods	$76,433	$217,109
Less reserve for inventory shrinkage and obsolescence	—	—
Total, net of reserves	$76,433	$217,109

The Company evaluated the need to increase its market reserves for excess and slow-moving inventories and determined that no reserve was needed for the periods ended December 31, 2015 and 2014. As part of the Company’s valuation analysis of inventory, the Company also analyzed its inventory to determine if reserves were needed for inventory shrinkage. At December 31, 2015 and 2014, respectively, the Company determined no such reserves were needed.

5. FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2015	December 31, 2014
Furniture and fixtures	$873,196	$716,457
Capitalized equipment leases	241,936	209,539
	1,115,132	925,996
Less accumulated depreciation and amortization	(497,865)	(263,812)
Property and equipment, net	$617,267	$662,184

Fixed assets are recorded on the basis of cost and depreciated using a straight-line method over the estimated useful lives of fixed assets. Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. The Company expenses maintenance and repair costs as incurred.

Depreciation expense for the years ended December 31, 2015 and 2014 was $231,741 and $144,218, respectively.

6. TENANT IMPROVEMENTS

Tenant improvements consist of the following

	December 31, 2015	December 31, 2014
Tenant Improvements	$923,820	$592,195
Less accumulated depreciation and amortization	(51,760)	(14,414)
Tenant improvements, net	$872,060	$577,781

Leasehold improvements are amortized over the shorter of the useful life of the assets or the estimated lease term (including probable lease renewals). Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. The Company expenses maintenance and repair costs as incurred.

Depreciation expense for the years ended December 31, 2015 and 2014 was $37,346 and $7,492, respectively.

7. RELATED PARTY TRANSACTIONS

From time to time, members of the Company have advanced funds to support its operations. As of December 31, 2015 and December 31, 2014, the outstanding balance of advanced funds was $231,938 and $0, respectively. The advances are due on demand and do not bear interest.

During the year ended December 31, 2015, Dynamic Solutions Nevada LLC (“Dynamic”), an entity 21.25% controlled by Brian Davidson, an officer, director and shareholder of the Company, 21.25% owned by Bob Riggs, an officer, director and shareholder of the Company and 21.25% owned by Pinnacle Investments, LLLP, a company controlled by Wayne Riggs, a director of the Company, acted as the general contractor for tenant improvements performed at several of the Company’s stores. The total billings related to these tenant improvements during the year ending December 31, 2015 was $52,535. As of December 31, 2015, all balances due were paid in full.

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

During the year ended December 31, 2015, management consulting fees were paid to the officers in accordance with the terms of the management agreements.

During the year ended December 31, 2015, Wayne Riggs, a director and manager of the Company, received $106,667 for the provision of management and business development services to the Company.

Effective September 15, 2015, the Company renegotiated its existing consulting agreement with Mr. Riggs. Under the renegotiated terms, Mr. Riggs will continue to provide his services as a director of the Company without compensation.

7. RELATED PARTY TRANSACTIONS (continued)

During the year ended December 31, 2015, the Company’s Chief Executive Officer, Brian Davidson, received $140,000, for the provision of management and business development services to the Company. $20,000 in unpaid management consulting fees remained due to Brian Davidson as of December 31, 2015.

During the year ended December 31, 2015, the Company’s Chief Operating Officer, Bobby J. Riggs, received $146,667 for the provision of management and business development services to the Company. $13,333 in unpaid management consulting fees remained due to Bobby J. Riggs as of December 31, 2015.

On March 3, 2015, Epic Corp. appointed Zachary Bradford to serve as the Chief Financial Officer (“CFO”) of Epic Corp., and Mr. Bradford subsequently became the Chief Financial Officer of the Company upon closing of the Exchange Agreement on June 24, 2015. In connection with this appointment, The Company also entered into certain agreements with Bluechip Advisors LLC (“Bluechip”), a company in which Mr. Bradford holds a 50 percent interest pursuant to which the Company agreed to pay Bluechip a consulting fee of $5,500 per month, plus expenses incurred, in exchange for Mr. Bradford’s CFO services. The Company also entered into certain agreements with Bluechip, having a term from March 1, 2015 through February 28, 2016, pursuant to which Bluechip agreed to provide controller and accounting services for base fee compensation of $8,000 per month, plus expenses, plus an additional fee of $200 per month for each operating store over five open during the month of service. The Company also entered into a further agreement with Bluechip pursuant to which Bluechip agreed to provide services to the Company in connection with the preparation of financial statements and other public filings in connection with the closing of the Exchange Agreement, as further described in Note 1, for fees of $55,000. The Company also entered into a further agreement with Bluechip pursuant to which Bluechip agreed to provide services to the Company in connection with the preparation of financial statements and other public filings subsequent to the Exchange agreement for $2,000 a month. $46,960 in unpaid fees related to the above engagements were due as of December 31, 2015.

Atlas Global, LLC is a company controlled by Brian Davidson and Wayne Riggs who also serve as officers of the Company. The Company has first right of refusal to purchase all inventory collected by Atlas Global that meets the Company’s quality standards. The Company purchases this inventory at a fixed rate of $0.36 per pound.

Atlas is responsible for payment of its own obligations and the Company has no responsibility in this regard. If the Company does not pay Atlas for the products the Company acquires from it, Atlas may have no way to cover its costs as it does not have any other significant customers, but the Company has no obligation to purchase from Atlas and no obligation to provide it with financial support in the event it is required.

As of December 31, 2015 and December 31, 2014, $213,721 and $55,532 were payables due to Atlas for inventory received.

During the years ended December 31, 2015 and 2014, the Company purchased inventory from Atlas of $435,576 and $1,764,315, respectively.

Planet Green, LLC is a company controlled by a family member of Wayne Riggs, a director of the Company. The Company purchases inventory collected by Planet Green, LLC that meets the Company’s quality standards. The Company purchases this inventory at a fixed rate of $0.36 per pound. The Company has no obligation to purchase from Planet Green, LLC. Planet Green, LLC is also solely responsible for payment of its own obligations and the Company has no responsibility and no obligation to provide it with financial support in the event it is required.

As of December 31, 2015 and December 31, 2014, $152,826 and $12,773 were payables due to Planet Green, LLC for inventory received.

During the years ended December 31, 2015 and 2014, the Company purchased inventory from Planet Green, LLC of $279,177 and $69,142, respectively.

8. NOTES PAYABLE

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

On March 2, 2015, the Company entered into a letter of intent with Epic Corp. pursuant to which the Company agreed to acquire all of the outstanding securities of Epic Corp. In connection with the entry into the letter of intent, on March 18, 2015, Epic Corp. entered into a loan agreement with a third party lender, pursuant to which the lender agreed to make a loan in the principal amount of $750,000 to Epic Corp. The loan bore interest at the rate of 12% per annum, and had a maturity date of September 18, 2015. As security for the secured note, Epic Corp. provided the lender with security over all of its assets pursuant to the terms of a general security agreement made by Epic Corp. in favor of the lender. In connection with the closing of the Exchange Agreement on June 24, 2015, the principal amount outstanding under the March 18, 2015 note, and accrued interest thereon, totaling $770,959, was settled by the issuance of units of the Company at a deemed price of $0.882 per unit. Each unit consisted of one share of common stock in the capital of the Company and one warrant, each of which is exercisable into one share of common stock of the Company at a price of $1.02 until June 24, 2018.

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

In connection with the contribution of all of the assets of Epic LLC to Epic Corp., the Company offered the noteholder the opportunity to convert the note into 352,941 shares of Epic Corp.’s common stock, which represented the pro rata value provided to each Class B Unit holder at the time of the contribution. The note holder did not accept the proposed terms and as a result the note was not converted.

The note carries a break-up provision which states that the parties shall use commercially reasonable efforts to negotiate future financing and convert the then outstanding principal and interest of the note into securities of Epic Corp. The note provided that, in the event the parties were unable to agree on mutually agreeable terms on or prior to June 30, 2015, the Company was to pay the noteholder, in addition to any other amounts due and owing under the note, a break-up fee in an amount equal to $50,000. As the parties were unable to finalize the negotiation of a future financing by June 30, 2015, this contingent fee became contractually due to the note holder as of July 1, 2015. As of the date of this filing, the Company has only made interest payments and the note is in default. The Company and the note holder negotiated extension terms subsequent to December 31, 2015 (See Note 14.)

On August 13, 2015, Epic Corp. issued a secured promissory note to an investor in the principal amount of $195,000. The note carried an original issue discount of $45,000, therefore $150,000 was received by the Company, net of the discount. The loan will be repaid over 126 equal payments of $1,547 over the six-month term and is secured by all assets of the Company. The original issue discount was recorded as a reduction of the principal balance and is being amortized over the life of term of the note.

The balance of the note and unamortized debt discount are as follows:

December 31, 2015
Note payable	$47,976
Less unamortized debt discount	(11,489)
Note payable, net	$36,487

During the year ended December 31, 2015, the Company paid $147,024 in principal and interest. The aggregate original issue discount feature has been accreted and charged to interest expense in the amount of $33,511 during the year ended December 31, 2015.

On November 3, 2015, the Company issued a secured promissory note to an investor in the principal amount of $217,500. The note carried an original issue discount of $117,000, therefore $150,000 was received by the Company, net of the discount. The loan will be repaid over 126 equal daily payments of $1,726 and is secured by all assets of the Company. The original issue discount was recorded as a reduction of the principal balance and will be amortized over the life of term of the agreement.

The balance of the note and unamortized debt discount are as follows:

December 31, 2015
Note payable	$145,008
Less unamortized debt discount	(43,722)
Note payable, net	$101,286

During the year ended December 31, 2015, the Company paid $72,492 in principal and interest. The aggregate original issue discount feature has been accreted and charged to interest expense in the amount of $23,778 during the year ended December 31, 2015.

On November 4, 2015, the Company issued a secured promissory note to an investor in the principal amount of $180,461. The note carried an original issue discount of $30,461, therefore $150,000 was received by the Company, net of the discount. The loan will be repaid over 187 equal daily payments of $968 and is secured by all assets of the Company. The original issue discount was recorded as a reduction of the principal balance and will be amortized over the life of term of the agreement.

The balance of the note and unamortized debt discount are as follows:

December 31, 2015
Note payable	$143,667
Less unamortized debt discount	(23,918)
Note payable, net	$119,749

During the year ended December 31, 2015, the Company paid $36,794 in principal and interest. The aggregate original issue discount feature has been accreted and charged to interest expense in the amount of $6,543 during the year ended December 31, 2015.

On November 27, 2015, the Company issued a secured promissory note to an investor in the principal amount of $146,000. The note carried an original issue discount of $46,000, therefore $100,000 was received by the Company, net of the discount. The loan will be repaid over 80 equal daily payments of $1,825 and is secured by all assets of the Company. The original issue discount was recorded as a reduction of the principal balance and will be amortized over the life of term of the agreement.

The balance of the note and unamortized debt discount are as follows:

December 31, 2015
Note payable	$113,150
Less unamortized debt discount	(29,795)
Note payable, net	$83,355

During the year ended December 31, 2015, the Company paid $32,850 in principal and interest. The aggregate original issue discount feature has been accreted and charged to interest expense in the amount of $16,205 during the year ended December 31, 2015.

On July 15, 2015, the Company issued a secured promissory note to an investor in the principal amount of $16,000. The note bears interest at a rate of 12% annually and matures on January 28, 2016. Amortized payments of interest and principal are due monthly. The Company has made all required payments under the note through December 31, 2015.

On November 17, 2015, the Company issued a secured promissory note to an investor in the principal amount of $10,900. The note bears interest at a rate of 12% annually and matures on November 27, 2016. Amortized payments of interest and principal are due monthly. The Company has made all required payments under the note through December 31, 2015.

9. STOCKHOLDERS’ DEFICIT

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

Description of Share Capital

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.001  per share. The Company had no issued and outstanding shares of preferred stock as of December 31, 2015 and 2014, respectively. The Company’s board of directors has the ability to designate rights to its preferred stock. As of the date of these financial statements, the board has made no such designation.

Common Stock

The Company is authorized to issue 687,500,000 shares of common stock having a par value of $0.0001 per share. The Company had 38,123,120 and 15,903,948 issued and outstanding shares of common stock as of December 31, 2015 and 2014, respectively.

Investment in Epic Corp.

During the year ended December 31, 2015, Epic Corp. received $800,000 from 3 investors to purchase 1,737,670 shares of Epic Corp.’s common stock. These were subsequently exchanged for 1,280,626 shares of the Company’s common stock in connection with the closing of the Exchange Agreement.

On June 3, 2015, the Company issued an aggregate of 2,210,937 shares of common stock to four officers of the company and five stockholders of the company at a discounted price of $0.001 per share. 1,206,789 shares were issued to officers. The discount provided to the officers was fair valued at $0.39 per share in accordance with ASC 718 and recorded as payroll and related expenses of $470,647. 1,004,149 shares were issued to existing stockholders. The discount provided to the stockholders was deemed to be a stock dividend and was fair valued at $0.39 per share in accordance with ASC 718, and a reduction to retained earnings of $391,619 was recorded as a result.

On May 20, 2015, Epic Corp. settled a total of $250,000 notes payable by the issuance of 634,458 shares of Epic Corp.’s common stock. These were subsequently exchanged for 467,582 shares of the Company’s common stock in connection with the closing of the Exchange Agreement. See Note 8 - NOTES PAYABLE for additional details.

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

On June 24, 2015, in connection with the closing of the Exchange Agreement, the principal amount outstanding under the March 18, 2015 note, and accrued interest thereon, totaling $770,959, was settled by the issuance of 874,103 units of the Company at a deemed price of $0.882 per unit. Each unit consisted of one share of common stock in the capital of the Company and one warrant, each of which is exercisable into one share of common stock of the Company at a price of $1.02 until June 24, 2018.

Effective October 7, 2015, the Company issued 1,250,000 units of the Company, at a price of $0.20 per unit, for proceeds of $250,000. Each unit was comprised of one share of common stock in the capital of the Company and one share purchase warrant, with each warrant being exercisable into one additional share at an exercise price of $0.30 per share for a period of two years after the closing of the financing.

9. STOCKHOLDERS’ DEFICIT (continued)

On November 20, 2015, the Company issued 200,000 shares of common stock pursuant to the terms of a letter agreement dated July 24, 2015 between the Company and a consultant pursuant to which the consultant agreed to provide investor relations services to the Company in consideration of the payment of a monthly fee of $15,000 per month and the issuance of 200,000 shares of common stock in the capital of the Company for the initial six month term of the agreement. The shares were valued at $0.64 per share or $128,000.

On November 20, 2015, the Company issued 40,000 shares of common stock pursuant to the terms of an investor relations consulting agreement having an effective date of September 1, 2015 between the Company and Hayden IR, LLC (“Hayden”), pursuant to which Hayden agreed to provide investor relations services to the Company in consideration of: (i) the payment to Hayden of a monthly fee of $3,500 per month for the first three months of the term, $5,000 per month for months four through six of the term, $7,500 per month for months seven through ten of the term, and $8,500 per month for months eleven through thirteen of the term; and (ii) the issuance to Hayden of 40,000 shares of common stock in the capital of the Company. The shares were valued at $0.64 per share or $25,600.

Effective November 20, 2015, the Company issued 1,250,000 units of the Company, at a price of $0.20 per unit, for proceeds of $250,000. Each unit was comprised of one share of common stock in the capital of the Company and one share purchase warrant, with each warrant being exercisable into one additional share at an exercise price of $0.30 per share for a period of two years after the closing of the financing.

Effective December 10, 2015, the Company issued 500,000 shares of common stock in the capital of the Company, at a price of $0.30 per share, for proceeds of $150,000.

Effective December 31, 2015, the Company issued 500,000 shares of common stock in the capital of the Company, at a price of $0.30 per share, for proceeds of $150,000.

Dividends Paid and Declared

During the year ended December 31, 2015, the Company declared $357,688 in dividends and paid $294,263 in dividends to shareholders. On May 21, 2015, the Company had declared and unpaid dividends totaling $74,687 due to former Class C Unit holders of Epic LLC. These unpaid dividends were settled through the issuance of an aggregate of 131,449 shares of common stock of Epic Corp. in connection with the contribution of the assets of Epic LLC to Epic Corp. These were subsequently exchanged for 96,875 shares of the Company’s common stock in connection with the closing of the Exchange Agreement.

10. STOCK OPTIONS AND WARRANTS

The following is a summary of warrant activity during the year ended December 31, 2015:

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, December 31, 2014	104,167	$0.24

Warrants granted and assumed	6,265,286	0.73
Warrants expired	—	—
Warrants cancelled	(104,164)	0.24
Warrants exercised	—	—

Balance, December 31, 2015	6,265,286	$0.73

All warrants outstanding as of December 31, 2015 are exercisable.

See Note 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS and Note 9 – STOCKHOLDERS’ DEFICIT for additional details on issuance of warrants during the year ending December 31, 2015.

11. COMMITMENTS AND CONTINGENCIES

The Company does not have any off-balance sheet transactions.

Contractual Obligations

The following illustrates the Company’s contractual obligations as of December 31, 2015 and the respective future commitments related to same:

		Year 1	Year 2	Year 3	Year 4	Year 5
	Total	December 2016	December 2017	December 2018	December 2019	December 2020	Thereafter
Long-Term Debt Obligations	$250,000	$—	$—	250,000	$—	$—	$—
Current Debt Obligations	$703,914	$703,914	$—	—	$—	$—	$—
Capital Leases	$154,997	$47,046	$47,996	34,886	$17,287	$7,782	$—
Operating Lease Obligations	$16,222,372	$2,145,105	$2,160,884	2,137,230	$1,837,408	$1,755,471	$6,186,274
Total	$17,331,283	$2,896,065	$2,208,880	2,422,116	$1,854,695	$1,763,253	$6,186,274

Property Lease Obligations. The Company has entered into various operating lease agreements with terms ranging from 5 to 10 years that expire between March 2016 and June 2025. In almost all cases the rent agreements provide for annual rent escalations and abatements. In accordance with ASC 840, the Company has recorded all of the leases on a straight-line basis over the respective lease term. The difference between the rent recorded under ASC 840 and actual lease payments is reflected as deferred rent in the accompanying financial statements. The Company has recorded deferred rent of $1,489,536 as of December 31, 2015 and rent expense of $2,996,529 and $1,742,232 for the years ended December 31, 2015 and 2014, respectively.

The remaining aggregate lease payments under the operating leases for the Company’s facilities as of December 31, 2015 are as follows:

2015	$2,145,105
2016	2,160,884
2017	2,137,230
2018	1,837,408
2019	1,755,471
Thereafter	6,186,274
$16,222,283

12. INCENTIVES FROM LESSORS

The Company received $333,500 from landlords as construction contributions pursuant to agreed-upon terms of certain lease agreements during the year ended December 31, 2015.

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

Amortization of the incentives from lessors was $52,969 for the year ended December 31, 2015.

13. INCOME TAXES

The Company was a limited liability company from inception until May 20, 2015 and treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the members. As such, no recognition of federal or state income taxes for the Company or its subsidiaries that are organized as limited liability companies have been provided for in the accompanying consolidated financial statements. Any uncertain tax position taken by the member is not an uncertain position of the Company.

Subsequent to May 20, 2015 the Company merged with a corporation and, as a result, the Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $1,273,967 which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

The components of the Company's deferred tax asset as of December 31, 2015 is as follows:

For the period ended December 31,	2015
Book loss for the year	$(6,850,725)
Adjustments:
Flow-through losses allocated to LLC members prior to merger	2,627,675
Non-deductible debt discount expense	—
Non-deductible portion of meals and entertainment	5,441
Non-deductible portion of stock compensation	470,647
Non-deductible penalties	—
Tax loss for the year	(3,746,962)
Estimated effective tax rate	34%
Deferred tax asset	$(1,273,967)

As of December 31,	2015
Deferred tax asset	$1,273,967
Valuation allowance	(1,273,967)
Current taxes payable	—
Income tax expense	$—

Below is a chart showing the total estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2015	$1,273,967	2035
Total	$1,273,967

The Company will file its U.S. federal return for the year ended December 31, 2015 subsequent to the issuance of this filing. No tax returns are currently under examination by any tax authorities.

14. SUBSEQUENT EVENTS

On January 24, 2016, we issued 200,000 shares of common stock pursuant to the terms of a letter agreement dated July 24, 2015 between our company and a consultant pursuant to which the consultant agreed to provide investor relations services to the Company in consideration of the payment of a monthly fee of $15,000 per month and the issuance of 200,000 shares of our common stock for each six-month term of the agreement. The shares were valued at $1.03 per share or $206,000. The securities were issued to one accredited investor (as that term is defined in Regulation D of the Securities Act of 1933, as amended) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 25, 2016, the Company entered into an amending agreement with the Company’s wholly-owned subsidiary, Epic Stores, LLC, and Epic Store Funding Corp. (the “Funding Corp.”), an entity that is not related to the Company, amending a note purchase agreement dated April 16, 2015, pursuant to which the subsidiary issued Funding Corp. a convertible promissory note dated April 16, 2015 in the principal amount of $200,000, which was to be repaid by the subsidiary to Funding Corp. on or before June 30, 2015. Under the terms of the original note purchase agreement, the subsidiary and Funding Corp. agreed that they would use their commercially reasonable efforts to agree upon the price and other terms of securities of the subsidiary into which Funding Corp. could, at its option, convert the principal and interest of the note and, in the event that they were unable to so agree on or prior to the June 30, 2015, the subsidiary would pay Funding Corp., in addition to any other amounts due and owing under the note, a break-up fee of $50,000. The Company completed the acquisition of the subsidiary on June 24, 2015. Notwithstanding that the subsidiary and Funding Corp. had not agreed to conversion terms by June 30, 2015, the fee was not paid. Pursuant to the terms of the amending agreement entered into on January 25, 2016:

(a)	the maturity date for repayment of the note was changed from June 30, 2015 to December 31, 2015;
(b)	the Company agreed to the pay Funding Corp. the fee of $50,000 on or prior to January 8, 2016, plus accrued interest at a rate of 23% per annum beginning on July 1, 2015, until the date of payment in full of the fee and any accrued but unpaid interest thereon, which accrued interest will be payable on the last day of each calendar month with the first such payment made on December 31, 2015; and
(c)	if all amounts owing under the note and the fee, including all accrued but unpaid interest thereon, have not been wired to Funding Corp. on or prior to February 2, 2016, the Company would be required to pay Funding Corp. an additional $25,000 on February 2, 2016, with interest at the rate of 23% per annum to accrue with respect to such $20,000 effective as of February 2, 2016 in the event such payment is not made on February 2, 2016.

In consideration of the foregoing amendments, the Company agreed to issue Funding Corp., at the time of full repayment of all amounts owing in connection with the note:

(a)	145,000 stock purchase warrants, plus
(b)	commencing on January 8, 2016, 1,000 warrants per day until the date of repayment of all amounts owing under the note.

Each warrant will be exercisable into one share of the Company’s common stock at a price of $1.02 per share until the date that is two years from the date of issuance.

On January 29, 2016, the Company entered into a securities purchase agreement dated January 27, 2016 with Old Main Capital, LLC (“Old Main”), pursuant to which Old Main agreed to purchase an aggregate of up to $500,000 in subscription amount corresponding to an aggregate of up to $543,478 in principal amount of 10% senior secured convertible promissory notes due, subject to the terms therein, 12 months from the date of issuance. The purchase will occur in up to four tranches, with the first tranche of $250,000 being closed upon the execution of the purchase agreement, the second tranche of $50,000 occurring within three trading days of the date that a registration statement registering shares of the Company’s common stock issuable upon conversion or redemption of the notes and issuable in lieu of the cash payment of interest on the notes is filed with the SEC, the third tranche of $50,000 occurring within three trading days of the date that the Company receives initial comments from the SEC on such registration statement or the date that the Company is notified by the SEC that such registration statement will not be reviewed, and the fourth tranche of $150,000 occurring within three trading days of the date that such registration statement is declared effective by the SEC. Old Main is not required to fund any of the second through fourth tranches if (a) an event of default occurs, (b) the Company has not timely filed (or obtained extensions and filed within the applicable grace period) all reports other than Form 8-K reports required to be filed pursuant to the Securities Exchange Act of 1934 and (c) the Company’s common stock is not DWAC eligible or subject to a “DTC” chill.

The notes will bear interest at the rate of 10% per annum, which interest amount will be guaranteed for six months and such interest due on the notes for a period of six months will be deemed earned as of the original issue date of the notes. All overdue accrued and unpaid interest to be paid under the notes will incur a late fee at an interest rate equal to the lesser of 24% per annum or the maximum rate permitted by applicable law. At any time upon 10 days written notice to the holder of the notes, the Company may prepay any portion of the principal amount of the notes and any accrued and unpaid interest by paying the principal amount of the notes and interest multiplied by 130%. At the earlier of the six month anniversary of the closing date or the effective date of the registration statement described above, the Company must redeem 1/12th of the face amount of the notes and any accrued but unpaid interest on a bi-weekly basis. Such amortization payment may be made, at the Company’s option, in cash or, subject to certain conditions, in shares of the Company’s common stock pursuant to a conversion rate equal to the lower of (a) $0.63 (the “Fixed Conversion Price”) or (b) 54% of the lowest daily volume weighted average price of the Company’s common stock (the “VWAP”) in the 20 consecutive trading days immediately prior to the applicable conversion date. At any time after the issue date of the notes, the holder may convert the notes into shares of the Company’s common stock at the holder’s option. The conversion price will be the Fixed Conversion Price. If the Company sells or issues common stock or certain common stock equivalents at an effective price per share that is lower than the Fixed Conversion Price, the conversion price will be reduced to equal to such lower price.

On January 29, 2016, the Company issued Old Main a note in the principal amount of $271,739 with the original issue date of January 27, 2016 in exchange for $250,000 pursuant to the securities purchase agreement dated January 27, 2016 with Old Main.

On January 29, 2016, the Company also entered into a registration rights agreement dated January 27, 2016 with Old Main pursuant to which the Company is obligated to file a registration statement to register the resale of the shares of the Company’s common stock issuable upon conversion of the notes. The Company also agreed to file the registration statement no later than the 45th calendar day after the initial closing date of January 29, 2016 and to use its best efforts to cause the registration statement to be declared effective as promptly as possible after the filing, but in any event no later than 135th calendar day after the initial closing date of January 29, 2016.

On January 29, 2016, the Company’s subsidiaries jointly and severally agreed to guarantee and act as surety for the payment of the notes issued to Old Main pursuant to a subsidiary guarantee dated January 27, 2016. In addition, on January 29, 2016, the Company and its subsidiaries entered into a security agreement dated January 27, 2016 with Old Main, pursuant to which the Company and its subsidiaries agreed to pledge, grant and hypothecate to Old Main a perfected, first priority security interest in and to, a lien upon and a right of set-off against all of their respective right, title and interest of whatsoever kind and nature in and to, the collateral, including all goods, all contract rights and other general intangibles, all accounts, and all investment property and general intangibles respecting ownership and/or other equity interests in each of the Company’s subsidiaries.

On January 29, 2016, the Company issued Old Main an 8% senior convertible promissory note in the principal amount of $500,000 with the original issue date of January 27, 2016 for Old Main’s commitment to the equity line transaction and preparation of the related transaction documents described above. The 8% note bears interest at the rate of 8% per annum. All overdue accrued and unpaid interest to be paid under the 8% note will incur a late fee at an interest rate equal to the lesser of 24% per annum or the maximum rate permitted by applicable law. At any time upon 10 days written notice to the holder of the 8% note, the Company may prepay any portion of the principal amount of the 8% note and any accrued and unpaid interest by paying the principal amount of the 8% note and interest multiplied by 130%. At the earlier of the six month anniversary of the original issue date or the date that a registration statement registering shares of the Company’s common stock issuable upon conversion of the 8% note is declared effective by the SEC, the Company must redeem 1/6th of the face amount of the 8% note and any accrued but unpaid interest on a monthly basis. Such amortization payment may be made, at the Company’s option, in cash or, subject to certain conditions, in shares of the Company’s common stock pursuant to the conversion rate equal to the lower of (a) $0.98 (the “8% Fixed Conversion Price”) or (b) 54% of the lowest VWAP in the 10 consecutive trading days immediately prior to the applicable conversion date. At any time after the issue date of the 8% note, the holder may convert the 8% note into shares of the Company’s common stock at the holder’s option. The conversion price will be the 8% Fixed Conversion Price. If the Company sells or issues common stock or certain common stock equivalents at an effective price per share that is lower than the 8% Fixed Conversion Price, the conversion price will be reduced to equal to such lower price.

In connection with the above transactions with Old Main, on January 29, 2016, the Company entered into a leak-out agreement dated January 27, 2016 with Conner Clay, pursuant to which it was agreed that Mr. Clay will be entitled to sell shares of the Company’s common stock in an amount equal to not more than 20% of the volume of the Company’s common stock on any given day of trading until the six month anniversary of the date of the leak-out agreement.

On February 26, 2016, the Company issued a secured promissory note to an investor in the principal amount of $256,000. The note carried an original issue discount of $52,000, therefore $204,000 was received by the Company, net of the discount. The loan will be repaid in 147 equal payments of $1,742 and is secured by all assets of the Company. The original issue discount was recorded as a reduction of the principal balance and will be amortized over the life of term of the agreement.

On February 25, 2016, the Company sold an aggregate of 357,143 shares of common stock at a price of US$0.70 per share for gross proceeds of US $250,000. The Company issued the shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which the Company relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015.  Based on this evaluation, our principal executive officer and our principal accounting officer concluded as of December 31, 2015 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we do not maintain effective internal control over financial reporting as of December 31, 2015 based on the COSO framework criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office. Information regarding our current directors and executive officers is set forth in the table below.

Name	Position	Age	Date First Elected or Appointed
Brian Davidson	President, Chief Executive Officer, Secretary, Treasurer and Director	43	June 24, 2015
Bob Riggs	Chief Operating Officer and Director	51	June 24, 2015
Zachary Bradford	Chief Financial Officer and Director	30	June 24, 2015
Wayne Riggs	Director	53	June 24, 2015

Pursuant to the terms of the Rights Agreement entered into on June 24, 2015, Belloc Pty Ltd, has the right, as investor nominee on behalf of the investors to the June 2015 Private Placement, to appoint a nominee to our board of directors from time to time until June 24, 2018. As of the date hereof, it has not elected to do so and no existing director currently serves in such capacity.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Brian Davidson, President, Chief Executive Officer, Secretary, Treasurer and Director

Mr. Davidson has been the Chief Executive Officer of Epic since January 1, 2015. He manages a team of more than 160 employees and professionals operating in four states. Mr. Davidson originally joined Epic in 2010 as one of the managing partners of the company. Over the last five years, Mr. Davidson has been involved with the development of Epic and its expansion. Previously, Mr. Davidson was the Vice President of Construction for Riggs Contracting, Inc., a commercial construction company, from 2000 through 2010. Mr. Davidson oversaw business operations and over 800 employees operating in six states, performing heavy commercial concrete and underground utility operations in projects ranging in value from $500,000 to $12 million. Mr. Davidson obtained his Bachelor of Science degree from the University of Cincinnati in Construction Management in 1995.

We believe that Mr. Davidson is qualified to serve as an officer and director of our company because of his knowledge of our current operations and his education and business experience described above.

Bob Riggs, Chief Operating Officer and Director

Mr. Riggs is the Chief Operating Officer of Epic and was a co-founder of the company in 2010. He has been responsible for Epic’s operational performance since inception. Mr. Riggs works across the country to set clear plans, establish priorities, allocate resources and drive accountability through measurement. He is responsible for driving Epic’s growth of the business. Previously, Mr. Riggs led Construction Field Operations for Riggs Contracting, Inc., a commercial construction company with over 800 employees operating in six states, performing heavy commercial concrete and underground utility operations. Construction grew $100 million in annual revenue in twelve years under his direction. Over the last five years, Mr. Riggs has been involved with the employee and product development of Epic during its expansion.

We believe that Mr. Riggs is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

Zachary Bradford, Chief Financial Officer and Director

Mr. Bradford was appointed our Chief Financial Officer in March 2015, however he has been involved in the implementation and improvement of our accounting and financial reporting processes, and has overseen our financing and accounting departments, on a consulting basis since 2014. Mr. Bradford has served as the managing partner of Bluechip Accounting, LLC, a public accounting and consulting firm in Las Vegas, Nevada, since 2013. In his role as managing partner, he has served as a consultant for several companies in both the public and private sectors. He has also served as the Chief Financial Officer and a director of Stratean Inc., a patented gasification technology company for creating electricity and liquid fuels from waste listed on the OTCQB, since February 2014. From 2011 to 2013, he was a senior auditor for SEC reporting companies at a PCAOB registered accounting firm. Mr. Bradford earned a Bachelor of Science in Accounting in 2011 and a Masters of Accountancy in 2012 from Southern Utah University. He earned his Certified Public Accountant designation in Nevada in 2014, became a member of the American Institute of Certified Public Accountants in 2014 and a Chartered Global Management Accountant in 2015.

We believe that Mr. Bradford is qualified to serve as an officer and director of our company because of his knowledge of our current operations and his education and business experience described above.

Wayne Riggs, Director

Mr. Riggs is in business development for Epic. He provides research and insight on new markets for expansion, along with analysis on competitor’s performance operating in our space. Mr. Riggs also reviews performance metrics from operating stores, working with those stores to increase performance and add new techniques. Previously, he was the President of a commercial construction company from 1993 through 2010, and grew the business from start up to over $100 million annual revenue by 2008. Mr. Riggs was the founder of the commercial concrete construction company, Riggs Contracting, Inc. He started the business in 1993 and, with the assistance of Bob Riggs and Brian Davidson, was able to grow the company by building on relationships and expanding into alternate markets.

We believe that Mr. Riggs is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experience described above.

Significant Employees

Jim Sill – District Manager, Phoenix Region. Mr. Sill was previously employed with Savers, Inc and Goodwill in central Arizona. He has more than ten years of second hand thrift experience, and strong overall knowledge of the industry. Mr. Sill oversees Epic’s Phoenix and expanding Arizona operations. He has been with Epic since 2014.

Regina Lopez-Phillips – District Manager, Texas Region. Ms. Lopez-Phillips was previously the Director of Retail for the Salvation Army in California. She joined Epic in 2015 to oversee the growth and expansion of the Texas market. Prior to employment with the Salvation Army, she was employed by Savers, Inc for ten years as a Store Manager. Ms. Lopez-Phillips has an extensive background in second hand thrift retail sales.

Family Relationships

Bob Riggs and Wayne Riggs are brothers. Other than the foregoing, there are no family relationships among our directors or officers.

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

Potential Conflicts of Interest

We are not aware of any conflicts of interest with respect to any of our directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers have been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1.	any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
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
6.	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of theSecurities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2015 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Committees of Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, or any other committees of our board of directors. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Audit Committee

We do not have an audit committee and our board of directors operates as our audit committee.

Audit Committee Financial Expert

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures, and considers other auditing and accounting matters, including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ended December 31, 2015, the board of directors:

1.	reviewed and discussed the audited financial statements with management, and
2.	reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2015 to be included in this annual report.

Item 11.     Executive Compensation.

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	each of our principal executive officers;
(b)	each of our two most highly compensated executive officers who were serving as executive officers as at December 31, 2015; and
(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer as at December 31, 2015,

who we will collectively refer to as “named executive officers”, are set out in the following summary compensation table:

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compens- ation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
John Kitchen(1) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2015 2014	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Linda Miller(2) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2015 2014	N/A 13,353	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A 13,353
Paul Medley(3) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2015 2014	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Brian Davidson(4) President, Chief Executive Officer, Secretary, Treasurer and Director	2015 2014	140,000 76,000	Nil Nil	85,613 88,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	225,613 164,000(8)
Bob Riggs(5) Chief Operating Officer and Director	2015 2014	146,667 128,000	Nil Nil	117,645Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	264,312 128,000(8)
Zachary Bradford(6) Chief Financial Officer and Director	2015 2014	33,000 Nil	Nil Nil	13,718 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	46,718(9)Nil
Wayne Riggs(7) Director	2015 2014	106,667 65,000	Nil Nil	253,671 165,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	360,338 230,000(8)
(1)	Mr. Kitchen was appointed as a director on April 30, 2012 and as President, Chief Executive Officer, Chief Financial Officer and Treasurer of our company on May 2, 2012. Mr. Kitchen resigned from all of his positions on September 22, 2014.
(2)	Ms. Miller was appointed as a director on April 30, 2012 and as Secretary on May 2, 2012. On September 22, 2014, Ms. Miller was also appointed as President, Chief Executive Officer, Chief Financial Officer and Treasurer. Ms. Miller resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on March 30, 2015 and as a director on March 31, 2015.
(3)	Mr. Medley was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and as a director of our company on March 30, 2015. Mr. Medley resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on June 24, 2015 and as a director on June 25, 2015.
(4)	Mr. Davidson was appointed as President, Chief Executive Officer, Secretary, Treasurer and director on June 24, 2015 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Mr. Davidson reflects management fees paid by Epic, which became our wholly-owned subsidiary on the closing of the Exchange Agreement.
(5)	Mr. Riggs was appointed as Chief Operating Officer and director on June 24, 2015 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Mr. Riggs reflects management fees paid by Epic, which became our wholly-owned subsidiary on the closing of the Exchange Agreement.
(6)	Mr. Bradford was appointed as Chief Financial Officer and director on June 24, 2015 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Mr. Bradford reflects management fees paid by Epic, which became our wholly-owned subsidiary on the closing of the Exchange Agreement.
(7)	Mr. Riggs was appointed as a director on June 24, 2015 in connection with the closing of the Exchange Agreement. The amount set out in the table above for Mr. Riggs reflects management fees paid by Epic, which became our wholly-owned subsidiary on the closing of the Exchange Agreement.
(8)	In addition to the amount set forth herein, in the years ended December 31, 2014 and 2014, Epic entered into a management consulting agreement with Titan Investments, LLC, an entity jointly held by Wayne Riggs, Brian Davidson, and Bob Riggs, to assist in the management of Epic, perform market research and assist with the negotiations of lease agreements. During the years ended December 31, 2014 and 2013, Titan Investments, LLC received compensation of $380,912 and $295,258, respectively, for consulting services. Subsequent to the year ended December 31, 2014, the Company terminated its consulting agreement with Titan Investments, LLC.
(9)	In addition to the amount set forth herein, in the year ended December 31, 2015, Epic entered into a management consulting agreement with Blue Chip Accounting, LLC, an entity of which 50% is controlled by Zachary Bradford, to perform ongoing accounting services. During the year ended December 31, 2015, Blue Chip Accounting, LLC received compensation of $175,511 for accounting and consulting services.

Employment or Consulting Agreements

Our company and Epic have entered into employment or consulting agreements with certain executive officers and directors, which have the terms set out below.

Brian Davidson and Bob Riggs are each currently paid $160,000 per annum, pursuant to employment agreements dated January 1, 2015 with Epic. Pursuant to the employment agreements, each of Brian Davidson and Bob Riggs are entitled to company health benefits, the grant of stock options at the discretion of Epic and one week paid vacation after their first year of service and two weeks’ vacation after their second year of service. The employment agreements are also subject to a 90 day initial performance review to be followed by yearly reviews.  Performance reviews weigh highly on sales performance of all retail stores.

Wayne Riggs was paid $160,000 per annum, pursuant to an employment agreement dated January 1, 2015 with Epic. Pursuant to the employment agreement, Wayne Riggs is entitled to company health benefits, the grant of stock options at the discretion of Epic and one week paid vacation after his first year of service and two weeks’ vacation after his second year of service. The employment agreements are also subject to a 90 day initial performance review, which has not yet been completed, to be followed by yearly reviews.  Performance reviews weigh highly on sales performance of all retail stores. As of September 15, 2015, this employment arrangement was terminated due to budget cuts. Mr. Riggs will continue to provide director services on a consulting basis and may invoice the company for his time at a rate yet to be negotiated.

During the years ended December 31, 2014 and 2013, Epic entered into a consulting agreement having a one year term with Wayne Riggs, pursuant to which Mr. Riggs agreed to serve as the Manager of Epic. Under the terms of the agreement, during the years ended December 31, 2014 and 2013, Mr. Riggs was to receive annual compensation of $230,000 and $116,667, respectively, for management and business development services. During the years ended December 31, 2014 and 2013, he received actual compensation of $65,000 and $81,667, respectively. On December 31, 2014, Epic settled $165,000 of unpaid compensation due to Mr. Riggs through the issuance of 291,176 shares of Epic’s common stock. On December 31, 2013, Epic settled $35,000 of unpaid compensation due to Mr. Riggs through the issuance of 61,765 shares of Epic’s common stock.

During the years ended December 31, 2014 and 2013, Epic entered into a consulting agreement, having a one year term, with Brian Davidson, pursuant to which Mr. Davidson agreed to serve as the Chief Executive Officer of Epic. Under the terms of the agreement, during the years ended December 31, 2014 and 2013, Mr. Davidson was to receive annual compensation of $164,000 and $118,800, respectively, for management and business development services. During the years ended December 31, 2014 and 2013, he received actual compensation of $76,000 and $106,800, respectively. On December 31, 2014, Epic settled $88,000 of unpaid compensation due to Mr. Davidson through the issuance of 155,294 shares of Epic’s common stock. On December 31, 2013, Epic settled $12,000 of unpaid compensation due to Mr. Davidson through the issuance of 21,176 shares of Epic’s common stock.

During the years ended December 31, 2014 and 2013, Epic entered into a consulting agreement, having a one year term, with Bob Riggs, pursuant to which Mr. Riggs agreed to serve as the Chief Operating Officer of Epic. During the years ended December 31, 2014 and 2013, Mr. Riggs received annual compensation of $128,000 and $86,143, respectively, for management and business development services.

During the years ended December 31, 2014 and 2013, Epic entered into a management consulting agreement with Titan Investments, LLC, an entity jointly held by Wayne Riggs, Brian Davidson, and Bob Riggs, to assist in the management of Epic, perform market research and assist with the negotiations of lease agreements.  During the years ended December 31, 2014 and 2013, Titan Investments, LLC received compensation of $380,912 and $295,258, respectively, for consulting services. Subsequent to the year ended December 31, 2014, we terminated our consulting agreement with Titan Investments, LLC.

Mr. Bradford was appointed as the Chief Financial Officer of Epic on March 3, 2015. In connection with Mr. Bradford’s appointment, Epic entered into a consulting agreement with Bluechip Advisors LLC (“Bluechip”), a company in which Mr. Bradford holds a 50 percent interest, having a term from March 1, 2015 through February 28, 2016, pursuant to which Bluechip agreed to provide Epic with Mr. Bradford’s services as Chief Financial Officer for base compensation of $5,500 per month, plus pre-approved travel (if required) and out-of-pocket expenses. The agreement is for a term of one year from March 1, 2015 to February 28, 2016, and will automatically renew at the end of the one-year term unless cancelled by either party. The agreement may be cancelled by either party with 60 days’ written notice.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

We had no equity awards outstanding of December 31, 2015.

Compensation of Directors

Except as set out herein, no director who is not otherwise a named executive officer, received or accrued any compensation for his or her services as a director since our inception or the inception of Epic. We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 28, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors, named executive officers of our company (as defined in the “Executive Compensation” section below), and current executive officers, and by our current directors and executive officers as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Brian Davidson 24654 North Lake Pleasant Parkway Suite 103-269 Peoria, AZ 85383	Common Stock	1,878,188(3)	4.9%
Zachary Bradford 8778 South Maryland Parkway Suite 110 Las Vegas, NV 89123	Common Stock	300,943(4)	0.8%
Bob Riggs 20805 North 19th Avenue, Suite 2 Phoenix, AZ 85027	Common Stock	2,580,893(5)	6.7%
Wayne Riggs 20805 North 19th Avenue, Suite 2 Phoenix, AZ 85027	Common Stock	5,565,042(6)	14.5%
Directors and Officers as a group (4 persons)		10,325,166(7)	26.7%
Water Tigers, LLC 7183 North Via de Amigos Scottsdale, AZ 85258	Common Stock	2,187,363(8)	5.7%
Clay Land, LLC 10645 North Tatum Boulevard Suite 445 Phoenix, AZ 85028	Common Stock	3,540,888(9)	9.2%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Percentage of common stock is based on 38,123,120 shares of our common stock issued and outstanding, on an undiluted basis, as of January 18, 2016, plus, for each person, such number of warrants held by such person as are exercisable within 60 days.
(3)	These securities are registered in the name of Wild West Raised LLP (“Wild West”), a company controlled by Mr. Davidson. Includes 112,610 warrants held by Wild West which are exercisable within 60 days, each of which is exercisable into one share of our common stock at a price of $1.02 per share, until June 24, 2018. 219,522 of the shares have been deposited into escrow pursuant to the terms of an escrow agreement dated June 24, 2015, however, Mr. Davidson continues to exercise investment, voting and dispositive power over such shares. Mr. Davidson also holds a 20% interest in Atlas.
(4)	247,726 of these securities are registered in the name of Bluechip Accounting LLC (“Bluechip”), a company controlled by Mr. Bradford, and 35,174 are registered in the name of ZRB Holdings, Inc. (“ZRB”), a company controlled by Mr. Bradford. Includes 18,043 warrants held by ZRB which are exercisable within 60 days, each of which is exercisable into one share of our common stock at a price of $1.02 per share, until June 24, 2018. The shares registered in the name of ZRB have been deposited into escrow pursuant to the terms of an escrow agreement dated June 24, 2015, however, Mr. Bradford continues to exercise investment, voting and dispositive power over such shares.
(5)	Includes 154,742 warrants held by Mr. Riggs which are exercisable within 60 days, each of which is exercisable into one share of our common stock at a price of $1.02 per share, until June 24, 2018. 301,654 of the shares have been deposited into escrow pursuant to the terms of an escrow agreement dated June 24, 2015, however, Mr. Riggs continues to exercise investment, voting and dispositive power over such shares.
(6)	These securities are registered in the name of Pinnacle Investments, LLLP (“Pinnacle”), a company controlled by Mr. Riggs. Includes 333,663 warrants held by Pinnacle which are exercisable within 60 days, each of which is exercisable into one share of our common stock at a price of $1.02 per share, until June 24, 2018. 650,440 of the shares have been deposited into escrow pursuant to the terms of an escrow agreement dated June 24, 2015, however, Mr. Riggs continues to exercise investment, voting and dispositive power over such shares. Mr. Riggs also holds an 80% interest in Atlas.
(7)	Includes an aggregate of 619,058 warrants held by the persons set forth in the table above that are exercisable within 60 days, each of which is exercisable into one share of our common stock at a price of $1.02 per share, until June 24, 2018. An aggregate of 1,171,616 of the shares have been deposited into escrow pursuant to the terms of an escrow agreement dated June 24, 2015.
(8)	Water Tigers LLC is controlled by David Epp. Includes 130,816 warrants which are exercisable within 60 days, each of which is exercisable into one share of our common stock at a price of $1.02 per share, until June 24, 2018. 255,659 of the shares have been deposited into escrow pursuant to the terms of an escrow agreement dated June 24, 2015, however, Mr. Epp continues to exercise investment, voting and dispositive power over such shares.
(9)	Clay Land, LLC is controlled by Scott Clay. Includes 212,301 warrants which are exercisable within 60 days, each of which is exercisable into one share of our common stock at a price of $1.02 per share, until June 24, 2018. 413,857 of the shares have been deposited into escrow pursuant to the terms of an escrow agreement dated June 24, 2015, however, Mr. Clay continues to exercise investment, voting and dispositive power over such shares.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there has been no transaction, since January 1, 2014, and there are currently no proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets, at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•	any director or executive officer of our company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of our common stock;

•	any of our promoters and control persons; and

•	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

As of December 30, 2014 and 2013, we were obligated to stockholders of our company for non-interest bearing demand loans with a balance of $39,999 and $nil, respectively.

On September 1, 2013, Epic entered into a unsecured promissory note with Stacey Riggs, the wife of an officer of our company, in the original principal amount of $200,000.  The promissory note bore interest at the rate of 16% per annum and was to mature five years from the date of issuance. On May 19, 2015, Epic and Stacey Riggs agreed to settle the balance of the promissory note and the accrued interest thereon in exchange for the issuance of one unit of Atlas.

From time to time, the stockholders (formerly members) of Epic advanced funds to support its operations through Titan Investments LLC. As of December 31, 2014 and 2013, the outstanding balance of advanced funds were $89,000 and $37,000, respectively.  The advances were to be due on demand and did not bear interest. On May 19, 2015, the members agreed to settle the outstanding balance of the debt in the amount of $89,000 in exchange for the issuance of one unit of Atlas.

From time to time, members of the Company have advanced funds to support its operations. As of December 31, 2015, the outstanding balance of advanced funds was $231,938, respectively. The advances are due on demand and do not bear interest.

During the year ended December 31, 2015, Dynamic Solutions Nevada LLC (“Dynamic”), an entity 21.25% controlled by Brian Davidson, an officer, director and shareholder of the Company, 21.25% owned by Bob Riggs, an officer, director and shareholder of the Company and 21.25% owned by Pinnacle investments, LLLP a shareholder of the company, acted as the general contractor for tenant improvements performed at several of the Company’s stores. The total billings related to these tenant improvements during the year ending December 31, 2015 was $52,535. As of December 31, 2015, all balances due were paid in full.

On March 3, 2015, Epic Corp. appointed Zachary Bradford to serve as the Chief Financial Officer (“CFO”) of Epic Corp., and Mr. Bradford subsequently became the Chief Financial Officer of the Company upon closing of the Exchange Agreement on June 24, 2015. In connection with this appointment, The Company also entered into certain agreements with Bluechip Advisors LLC (“Bluechip”), a company in which Mr. Bradford holds a 50 percent interest pursuant to which the Company agreed to pay Bluechip a consulting fee of $5,500 per month, plus expenses incurred, in exchange for Mr. Bradford’s CFO services. The Company also entered into certain agreements with Bluechip, having a term from March 1, 2015 through February 28, 2016, pursuant to which Bluechip agreed to provide controller and accounting services for base fee compensation of $8,000 per month, plus expenses, plus an additional fee of $200 per month for each operating store over five open during the month of service. The Company also entered into a further agreement with Bluechip pursuant to which Bluechip agreed to provide services to the Company in connection with the preparation of financial statements and other public filings in connection with the closing of the Exchange Agreement, as further described in Note 1, for fees of $55,000. The Company also entered into a further agreement with Bluechip pursuant to which Bluechip agreed to provide services to the Company in connection with the preparation of financial statements and other public filings subsequent to the Exchange agreement for $2,000 a month. $46,960 in unpaid fees related to the above engagements were due as of December 31, 2015.

Atlas Global, LLC is a company controlled by Brian Davidson and Wayne Riggs who also serve as officers of the Company. The Company has first right of refusal to purchase all inventory collected by Atlas Global that meets the Company’s quality standards. The Company purchases this inventory at a fixed rate of $0.36 per pound.

Atlas is responsible for payment of its own obligations and the Company has no responsibility in this regard. If the Company does not pay Atlas for the products the Company acquires from it, Atlas may have no way to cover its costs as it does not have any other significant customers, but the Company has no obligation to purchase from Atlas and no obligation to provide it with financial support in the event it is required.

As of December 31, 2015 and December 31, 2014, $213,721 and $55,532 were payables due to Atlas for inventory received.

During the years ended December 31, 2015 and 2014, the Company purchased inventory from Atlas of $435,576 and $1,764,315, respectively.

Planet Green, LLC is a company controlled by a family member of Wayne Riggs, a director of the Company. The Company purchases inventory collected by Planet Green, LLC that meets the Company’s quality standards. The Company purchases this inventory at a fixed rate of $0.36 per pound. The Company has no obligation to purchase from Planet Green, LLC. Planet Green, LLC is also solely responsible for payment of its own obligations and the Company has no responsibility and no obligation to provide it with financial support in the event it is required.

As of December 31, 2015 and December 31, 2014, $152,826 and $12,773 were payables due to Planet Green, LLC for inventory received.

During the years ended December 31, 2015 and 2014, the Company purchased inventory from Planet Green, LLC of $279,177 and $69,142, respectively.

Director Independence

We currently act with four directors, consisting of Brian Davidson, Bob Riggs, Zachary Bradford and Wayne Riggs. Our common stock is quoted on the OTCQB marketplace, operated by OTC Markets Group Inc. The OTCQB marketplace is neither a stock exchange nor self-regulatory organization, and is not itself regulated by the Financial Industry Regulatory Authority (FINRA) or the SEC. As such, it does not impose director independence requirements on companies quoted on the OTCQB. However, under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of a company, or any parent or subsidiary of such company, or was, at any time during the past three years, employed by the company, or any parent or subsidiary of such company. Also a director is not independent if a director is a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer. Using this definition of independent director, we have no independent directors.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for our most recently completed fiscal years ended December 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees(1)	$25,000	$20,000
Audit Related Fees(2)	46	483
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$25,046	$20,483

(1)  Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)    Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees”.

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

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this annual report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share exchange agreement dated as of June 24, 2015 by and among our company, Epic Stores Corp. and the stockholders of Epic Stores Corp. (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form S-1, as filed on February 26, 2013)
3.2	Bylaws (incorporated by reference from our registration statement on Form S-1, as filed on February 26, 2013)
3.3	Articles of Merger dated effective December 20, 2013 (incorporated by reference from our current report on Form 8-K, as filed on December 21, 2013)
3.4	Certificate of Change dated effective December 20, 2013 (incorporated by reference from our current report on Form 8-K, as filed on December 21, 2013)
3.5	Certificate of Change dated effective December 30, 2013 (incorporated by reference from our current report on Form 8-K, as filed on December 21, 2013)
3.6	Articles of Merger dated effective August 18, 2015 (incorporated by reference from our current report on Form 8-K, as filed on August 19, 2015)
3.7	Certificate of Change dated effective August 18, 2015 (incorporated by reference from our current report on Form 8-K, as filed on August 18, 2015)
(10)	Material Contracts
10.1	Share cancellation agreement dated June 24, 2015 between our company and John Kitchen (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.2	Share cancellation agreement dated June 24, 2015 between our company and Linda Miller (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.3	Warrant cancellation agreement dated June 24, 2015 between our company and Paul Medley (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.4	Form of subscription agreement for units dated June 24, 2015 (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.5	Investor rights agreement among our company, Belloc Pty Ltd and the subscribers to the concurrent financing (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.6	Voting agreement dated June 24, 2015 among our company and each of the former stockholders of Epic (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.7	Escrow agreement dated June 24, 2015 among our company, Doney Ventures, Inc. and certain former stockholders of Epic (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.8	Management agreement dated January 1, 2015 between Epic and Brian Davidson (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)

10.9	Management agreement dated January 1, 2015 between Epic and Bob Riggs (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.10	Management agreement dated January 1, 2015 between Epic and Wayne Riggs (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.11	Consulting agreement dated March 3, 2015 between Epic and Bluechip Advisors LLC with respect to the provision of services as Chief Financial Officer by Zach Bradford (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.12	Consulting agreement dated March 3, 2015 between Epic and Bluechip Advisors LLC with respect to the provision of controller and accounting services (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.13	Consulting agreement dated March 3, 2015 between Epic and Bluechip Advisors LLC with respect to the provision of SEC financial reporting services (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.14	Form of subscription agreement for units dated effective October 7, 2015 (incorporated by reference from our registration statement on Form S-1/A, as filed on December 10, 2015)
10.15	Form of subscription agreement for units dated effective November 20, 2015 (incorporated by reference from our registration statement on Form S-1/A, as filed on December 10, 2015)
10.16	Form of subscription agreement for units dated effective December 10, 2015 (incorporated by reference from our registration statement on Form S-1/A, as filed on January 21, 2016)
10.17	Form of subscription agreement for units dated effective December 31, 2015 (incorporated by reference from our registration statement on Form S-1/A, as filed on January 21, 2016)
10.18	Settlement agreement dated January 5, 2016 among HH-Poca Fiesta, LLC, Epic, Epic Stores, L.L.C. and Epic Stores, LLC. (incorporated by reference from our current report on Form 8-K, as filed on January 13, 2016)
(16)	Letter re Change in Certifying Accountant
16.1	Letter from Sadler, Gibb & Associates, LLC (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
16.2	Letter from De Joya Griffith, LLC (incorporated by reference from our current report on Form 8-K, as filed on August 10, 2015)
(21)	Subsidiaries
21.1

Wholly-owned subsidiaries of Epic Stores Corp.:
Epic Stores Corp., a Nevada corporation
Epic Stores, LLC, a Nevada limited liability company
Epic Stores 2 LLC, a Nevada limited liability company
Epic Stores III LLC, a Nevada limited liability company

Variable interest entity of Epic Stores Corp.:
Atlas Global LLC, an Arizona limited liability company

(23)	Consents of Experts and Counsel
23.1*	Consent of Seale and Beers, CPAs
(31)	Rule 13a-14 Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EPIC STORES CORP.

By: /s/ Brian Davidson
Brian Davidson
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)

Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brian Davidson
Brian Davidson
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)

Date: March 30, 2016

By: /s/ Zachary Bradford
Zachary Bradford
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2016

