Form 10-Q
period 2016-03-31
EPIC STORES CORP.
filed 2016-05-23
CIK 1558009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

As of May 20, 2016, there were 38,680,263 shares of the issuer’s common stock, par value $0.0001, outstanding.

EPIC STORES CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, which were filed on our annual report on Form 10-K with the SEC March 30, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Financial Statements of our company for the quarter ended March 31, 2016

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

EPIC STORES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	March 31, 2016	December 31, 2015
Current assets
Cash	$—	$—
Accounts receivable	—	—
Inventory	49,952	76,433
Deferred rents	—	—
Prepaid expense	153,626	33,809
Total current assets	203,578	110,242
Deposits	55,025	55,025
Fixed assets, net	558,904	617,267
Tenant improvements, net	861,048	872,060
Total assets	$1,678,555	$1,654,594
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,913,970	$1,539,524
Accounts payable to related parties	436,384	413,507
Bank overdraw	39,219	4,449
Deferred rents - current portion	37,719	33,127
Equipment loan - current portion	48,042	39,601
Notes payable - current portion	664,235	703,914
Convertible notes	611,428
Loans from related parties	590,413	231,938
Total current liabilities	4,341,410	2,966,060
Deferred rents	1,371,122	1,456,409
Equipment loan	95,516	115,396
Notes payable	250,000	250,000
Declared dividends	85,399	85,399
Total liabilities	6,143,447	4,873,264
Stockholders' deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 and 0 shares issued and outstanding as of March 31, 2016
and December 31, 2015, respectively	—	—
Common stock; $0.0001 par value; 687,500,000 shares authorized;
38,680,263 and 38,123,120 shares issued and outstanding
as of March 31, 2016 and December 31, 2015, respectively	3,868	3,812
Additional paid-in capital	11,581,666	10,875,648
Accumulated deficit	(16,050,426)	(14,098,130)
Total stockholders' deficit of the Company	(4,464,892)	(3,218,670)
Total liabilities and stockholders' deficit	$1,678,555	$1,654,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EPIC STORES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015
Retail revenues	$1,188,504	$1,841,296
Wholesale revenues	1,245	138,993
Total revenues	1,189,749	1,980,289
Cost of revenues	(127,058)	(517,930)
Gross profit	1,062,691	1,462,359
Operating expenses
Payroll and related expenses	883,907	1,208,009
Rent expense	628,902	652,100
General and administrative expenses	327,746	626,847
Professional fees	332,375	137,610
Depreciation and amortization expense	69,375	57,291
Total operating expenses	2,242,305	2,681,857
Loss from operations	(1,179,614)	(1,219,498)
Other income (expense)
Interest expense	(275,453)	(30,802)
Commitment fees	(500,000)	—
Other income	2,771	1,400
Total other expense	(772,682)	(29,402)
Net loss	$(1,952,296)	$(1,248,900)
Basic loss per common share	$(0.05)	$(0.08)
Basic weighted average common shares outstanding	38,390,153	15,969,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EPIC STORES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ending
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net loss	$(1,952,296)	$(1,248,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	212,000	—
Warrants issued for interest	81,528	—
Penalty increase to note payable	25,000	—
Bank overdraw	34,770	—
Amortization of original issue discount	99,152	—
Amortization of Benefitial conversion feature	28,423	—
Depreciation and amortization	69,375	57,291
Changes in assets and liabilities
Increase (Decrease) in deferred rents	(80,695)	223,582
Decrease in prepaid expense	(119,817)	2,421
Increase in deposits	—	(12,473)
Decrease in inventory	26,481	39,793
Increase (decrease) in accounts payable to related parties	22,877	58,981
Increase (decrease) in accounts payable and accrued liabilities	374,446	160,022
(Increase) decrease in accounts receivable	—	(50,287)
Net cash used in operating activities	(1,178,756)	(769,570)
Cash Flows from investing
Purchase of fixed assets	—	(94,563)
Investment in tenant improvements	—	(179,817)
Net cash used in investing activities	—	(274,380)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	250,000	400,000
Dividends paid to shareholders	—	(232,472)
Principal payments on note payable	(363,280)	—
Proceeds from convertible notes payable	740,000	—
Proceeds from notes payable	205,000	850,000
Proceeds from related party debts	358,475	—
Principal payments on capital leases	(11,439)	(5,407)
Net cash from financing activities	1,178,756	1,012,121
Net increase (decrease) in cash	—	(31,829)
Beginning cash balance	—	142,034
Ending cash balance	$—	$110,205
Supplemental disclosure of cash flow information
Cash paid for interest	$101,712	$67,022
Cash paid for tax	$—	$—

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

As of March 31, 2016, the Company had 10 operating stores in four states, being Arizona, Nevada, Colorado and Texas. The Company has two additional locations under construction in Texas.

2. BASIS OF PRESENTATION AND GOING CONCERN

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Going Concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $16,050,426 since its inception and requires additional capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuance of common stock is unknown. Additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations, are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $nil and $nil in cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

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

The Company performed a recoverability test on its stores and did not identify any indicators of impairment at its retail stores, and determined that no impairment charges were required, for the periods ended March 31, 2016 and December 31, 2015, respectively.

 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition –  The Company recognizes revenue on arrangements in accordance with ASC Section 605, "Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletins No. 101, "Revenue Recognition in Financial Statements" and No. 104, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2016 and 2015, the Company reported revenues of $1,188,504 and $1,841,296, respectively.

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

The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors, and records lower of cost or market reserves for such identified excess and slow-moving inventories. As of March 31, 2016 and December 31, 2015, no such reserve had been recorded.

Stock-Based Compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 "Compensation - Stock Compensation", which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2016, the Company has not implemented an employee stock based compensation plan.

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

Advertising – The Company does not defer advertising expenses but expenses them as incurred. Advertising expenses were $3,408, and $79,074 for the three months ended March 31, 2016 and 2015, respectively, and were included in general and administrative expenses in the consolidated statements of operations.

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

Capital Lease Obligations – The Company leases certain equipment and vehicles that are classified as capital leases. The cost of equipment and vehicles under capital lease is included in the consolidated balance sheets as property and equipment and was recorded, net of accumulated depreciation, at $141,071 and $154,409 at March 31, 2016 and December 31, 2015, respectively. Accumulated depreciation of the leased equipment was recorded at $100,865 and $87,527 at March 31, 2016 and December 31, 2015, respectively.

Recently Issued Accounting Pronouncements – The Company has evaluated all recent accounting pronouncements through May 15, 2016, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. INVENTORY

The components of inventories are as follows:

	March 31, 2016	December 31, 2015
Merchandise goods	$49,952	$76,433
Less reserve for inventory shrinkage and obsolescence	—	—
Total, net of reserves	$49,952	$76,433

The Company evaluated the need to increase its market reserves for excess and slow-moving inventories and determined that no reserve was needed for the periods ended March 31, 2016 and December 31, 2015. As part of the Company’s valuation analysis of inventory, the Company also analyzed its inventory to determine if reserves were needed for inventory shrinkage. At March 31, 2016 and March 31, 2015, respectively, the Company determined no such reserves were needed.

5. FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2016	December 31, 2015
Furniture and fixtures	$873,196	$873,196
Capitalized equipment leases	241,936	241,936
	1,115,132	1,115,132
Less accumulated depreciation and amortization	(556,228)	(497,865)
Property and equipment, net	$558,904	$617,267

Fixed assets are recorded on the basis of cost and depreciated using a straight-line method over the estimated useful lives of fixed assets. Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. The Company expenses maintenance and repair costs as incurred.

Depreciation expense for the three months ended March 31, 2016 and 2015 was $58,363 and $52,558, respectively.

6. TENANT IMPROVEMENTS

Tenant improvements consist of the following:

	March 31, 2016	December 31, 2015
Tenant Improvements	$923,820	$923,820
Less accumulated depreciation and amortization	(62,772)	(51,760)
Tenant improvements, net	$861,048	$872,060

Leasehold improvements are amortized over the shorter of the useful life of the assets or the estimated lease term (including probable lease renewals). Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. The Company expenses maintenance and repair costs as incurred.

Depreciation expense for the three months ended March 31, 2016 and 2015 was $11,012 and $4,733, respectively.

7. RELATED PARTY TRANSACTIONS

From time to time, members of the Company have advanced funds to support its operations through Titan Investments L.L.C. As of March 31, 2016 and December 31, 2015, the outstanding balance of advanced funds was $590,413 and $231,938, respectively. The advances are due on demand and do not bear interest. Subsequent to the quarter ending March 31, 2016 Titan advanced an additional $71,600 and was repaid $88,025 to support our operations. ZSL Trust subsequent to the end of the quarter purchased $450,000 of this debt through the issuance of a convertible note. As of the date of this filing $123,988 remains payable to Titan Investments. All advances are due on demand and do not bear interest.

On January 1, 2015, the Company renegotiated existing consulting agreements with Brian Davidson and Bobby Riggs, both of whom are officers and directors of the Company. Under these agreements, each officer is to receive compensation of $160,000 annually, a reimbursement for health insurance costs, and is entitled to participate in the Company’s stock option plan, when and if established.

During the quarter ended March 31, 2016, management consulting fees were paid to the officers in accordance with the terms of the management agreements.

During the quarter ended March 31, 2016, the Company’s Chief Executive Officer, Brian Davidson, received $40,000, for the provision of management and business development services to the Company. $20,000 in unpaid management consulting fees accrued in prior years remained due to Brian Davidson as of March 31, 2016.

During the quarter ended March 31, 2016, the Company’s Chief Operating Officer, Bobby J. Riggs, received $40,000 for the provision of management and business development services to the Company. $13,333 in unpaid management consulting fees accrued in prior years remained due to Bobby J. Riggs as of March 31, 2016.

On March 3, 2015, Epic Corp. appointed Zachary Bradford to serve as the Chief Financial Officer (“CFO”) of Epic Corp., and Mr. Bradford subsequently became the Chief Financial Officer of the Company upon closing of the Exchange Agreement on June 24, 2015. In connection with this appointment, The Company also entered into certain agreements with Bluechip Advisors LLC (“Bluechip”), a company in which Mr. Bradford holds a 50 percent interest pursuant to which the Company agreed to pay Bluechip a consulting fee of $5,500 per month, plus expenses incurred, in exchange for Mr. Bradford’s CFO services. The Company also entered into certain agreements with Bluechip, having a term from March 1, 2015 through February 28, 2016, pursuant to which Bluechip agreed to provide controller and accounting services for base fee compensation of $8,000 per month, plus expenses, plus an additional fee of $200 per month for each operating store over five open during the month of service. The Company also entered into a further agreement with Bluechip pursuant to which Bluechip agreed to provide services to the Company in connection with the preparation of financial statements and other public filings subsequent to the Exchange agreement for $2,000 a month. $50,033 in unpaid fees related to the above engagements were due as of March 31, 2016.

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

As of March 31, 2016 and December 31, 2015, $219,018 and $213,721 were payables due to Atlas for inventory received.

During the three months ended March 31, 2016 and 2015, the Company purchased inventory from Atlas of $32,172 and $166,656, respectively.

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

As of March 31, 2016 and December 31, 2015, $167,344 and $152,826 were payables due to Planet Green, LLC for inventory received.

During the three months ended March 31, 2016 and 2015, the Company purchased inventory from Planet Green, LLC of $14,508 and $72,897, respectively.

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

On April 16, 2015, Epic Corp., an entity that is not related to the Company, issued a secured convertible promissory note to an investor in the principal amount of $200,000. The note bears a 23% annual interest rate and matured on June 30, 2015. The note was convertible into one Class B Unit of Epic LLC. The note is secured by all assets of Epic Corp. At the time of issuance, the Company evaluated the conversion feature and determined that the value associated with the conversion feature was $0.

On January 25, 2016, the Company entered into an amending agreement with the Company’s wholly-owned subsidiary, Epic Stores, LLC, and Epic Store Funding Corp. amending the note purchase agreement dated April 16, 2015. Under the terms of the original note purchase agreement, the subsidiary and Funding Corp. agreed that they would use their commercially reasonable efforts to agree upon the price and other terms of securities of the subsidiary into which Funding Corp. could, at its option, convert the principal and interest of the note and, in the event that they were unable to so agree on or prior to the June 30, 2015, the subsidiary would pay Funding Corp., in addition to any other amounts due and owing under the note, a break-up fee of $50,000. The Company completed the acquisition of the subsidiary on June 24, 2015. Notwithstanding that the subsidiary and Funding Corp. had not agreed to conversion terms by June 30, 2015, and the fee was not paid. Pursuant to the terms of the amending agreement entered into on January 25, 2016:

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
(c)	if all amounts owing under the note and the fee, including all accrued but unpaid interest thereon, had not been wired to Funding Corp. on or prior to February 2, 2016, the Company would be required to pay Funding Corp. an additional $25,000 on February 2, 2016, with interest at the rate of 23% per annum to accrue with respect to such $25,000 effective as of February 2, 2016 in the event such payment is not made on February 2, 2016.

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

As of the March 31, 2016, neither the original principal balance or the penalties had been paid. The penalties have been added to the principal balance of the note and $275,000 in principal remained outstanding as of March 31, 2016.

On August 13, 2015, Epic Corp. issued a secured promissory note to an investor in the principal amount of $195,000. The note carried an original issue discount of $45,000, therefore $150,000 was received by the Company, net of the discount. The loan was be repaid over 126 equal payments of $1,547 over the six-month term and was secured by all assets of the Company. The original issue discount was recorded as a reduction of the principal balance and is being amortized over the life of term of the note. The note had been paid in full as of March 31, 2016

During the quarter ended March 31, 2016, the Company paid $47,976 in principal and interest. The aggregate original issue discount feature has been accreted and charged to interest expense in the amount of $11,489 during the quarter ended March 31, 2016.

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

The balance of the note and unamortized debt discount are as follows:

March 31, 2016
Note payable	$32,818
Less unamortized debt discount	(8,821)
Note payable, net	$23,997

During the quarter ended March 31, 2015, the Company paid $112,190 in principal and interest. The aggregate original issue discount feature has been accreted and charged to interest expense in the amount of $34,901 during the quarter ended March 31, 2016.

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

The balance of the note and unamortized debt discount are as follows:

March 31, 2016
Note payable	$83,636
Less unamortized debt discount	(13,651)
Note payable, net	$69,985

During the quarter ended March 31, 2016, the Company paid $60,032 in principal and interest. The aggregate original issue discount feature has been accreted and charged to interest expense in the amount of $10,267 during the quarter ended March 31, 2016

On November 27, 2015, the Company issued a secured promissory note to an investor in the principal amount of $146,000. The note carried an original issue discount of $46,000, therefore $100,000 was received by the Company, net of the discount. The loan will be repaid over 80 equal daily payments of $1,825 and is secured by all assets of the Company. The original issue discount was recorded as a reduction of the principal balance and will be amortized over the life of term of the agreement. As of March 31, 2016 the note has been paid in full.

During the the quarter ended March 31, 2016, the Company paid $113,150 in principal and interest. The aggregate original issue discount feature has been accreted and charged to interest expense in the amount of $29,795 during the quarter ended March 31, 2016.

On July 15, 2015, the Company issued a secured promissory note to an investor in the principal amount of $16,000. The note bears interest at a rate of 12% annually and matures on January 28, 2016. Amortized payments of interest and principal are due monthly. The Company made all required payments under the note. As of March 31, 2016 the note has been paid in full.

On November 17, 2015, the Company issued a secured promissory note to an investor in the principal amount of $10,900. The note bears interest at a rate of 12% annually and matures on November 27, 2016. Amortized payments of interest and principal are due monthly. The Company has made all required payments under the note and $7,485 remained due as of March 31, 2016.

On January 28, 2016, the Company issued a secured promissory note to an investor in the principal amount of $6,000. The note bears interest at a rate of 12% annually and matures on January 27, 2017. Amortized payments of interest and principal are due monthly. The Company has made all required payments under the note and $5,000 remained due as of March 31, 2016.

On February 26, 2016, the Company issued a secured promissory note to an investor in the principal amount of $256,000. The note carried an original issue discount of $56,000, therefore $200,000 was received by the Company, net of the discount. The loan will be repaid in 147 equal payments of $1,742 and is secured by all assets of the Company. The original issue discount was recorded as a reduction of the principal balance and will be amortized over the life of term of the agreement.

The balance of the note and unamortized debt discount are as follows:

March 31, 2016
Note payable	$231,619
Less unamortized debt discount	(48,851)
Note payable, net	$182,768

During the quarter ended March 31, 2016, the Company paid $24,381 in principal and interest. The aggregate original issue discount feature has been accreted and charged to interest expense in the amount of $7,149 during the quarter ended March 31, 2016.

9. CONVERTIBLE NOTES PAYABLE

Pursuant to a securities purchase agreement dated January 27, 2016, as amended April 1, 2016 (the “Purchase Agreement”), with Old Main Capital, LLC (“Old Main”), Old Main agreed to purchase an aggregate of up to $750,000 in subscription amount corresponding to an aggregate of up to $815,217 in principal amount of 10% senior secured convertible promissory notes (the “10% Notes”) due, subject to the terms therein, 12 months from the date of issuance. The purchase is to occur in up to four tranches, of which the first tranche of $250,000 closed upon the execution of the Purchase Agreement, the second tranche of $250,000 closed on April 1, 2016 (being within three trading days after filing of our annual report on Form 10-K for the year ended December 31, 2015), the third tranche of $125,000 to occur on the Friday after three trading days after the date that a registration statement (the “Registration Statement”) registering shares of our common stock issuable upon conversion or redemption of the 10% Notes and issuable in lieu of the cash payment of interest on the 10% Notes is filed with the Securities and Exchange Commission (the “SEC”), and the fourth tranche of $125,000 to occur on the Friday after three trading days of the date that the Registration Statement is declared effective by the SEC. Old Main is not required to fund any of the second through fourth tranches if: (a) an event of default occurs, (b) we have not timely filed (or obtained extensions and filed within the applicable grace period) all reports other than Form 8-K reports required to be filed pursuant to the Securities Exchange Act of 1934 and (c) our common stock is not DWAC eligible or is subject to a “DTC” chill.

The 10% Notes will bear interest at the rate of 10% per annum, which interest amount will be guaranteed for six months and such interest due on the 10% Notes for a period of six months will be deemed earned as of the original issue date of the 10% Notes. All overdue accrued and unpaid interest to be paid under the 10% Notes will entail a late fee at an interest rate equal to the lesser of 24% per annum or the maximum rate permitted by applicable law. At any time upon 10 days written notice to the holder of the 10% Notes, we may prepay any portion of the principal amount of the 10% Notes and any accrued and unpaid interest by paying the principal amount of the 10% Notes and interest multiplied by 130%. At any time after the issue date of the 10% Notes, the holder may convert the 10% Notes into shares of our common stock at the holder’s option. The conversion price will be equal to the lower of (i) $0.63 (the “10% Fixed Conversion Price”), (ii) 50% of the lowest daily volume weighted average price of our common stock (the “VWAP”) in the 30 trading days prior to the conversion date, or (iii) the conversion price of any other 10% Note. If we sell or issue any common stock or certain common stock equivalents at an effective price per share that is lower than the 10% Fixed Conversion Price, the conversion price will be reduced to equal to such lower price.

On January 29, 2016, we issued Old Main a 10% Note in the principal amount of $271,739 with the original issue date of January 27, 2016, as amended on April 1, 2016, in exchange for $250,000 pursuant to the Purchase Agreement. On April 1, 2016, we issued Old Main a 10% Note in the principal amount of $271,739 with the original issue date of April 1, 2016 in exchange for $250,000 pursuant to the Purchase Agreement.

Pursuant to a registration rights agreement dated January 27, 2016, as amended April 1, 2016, with Old Main, we are obligated to file a Registration Statement to register the resale of the shares of our common stock issuable upon conversion of: (i) the 10% Notes issued or to be issued pursuant to the Purchase Agreement, (ii) the 8% Note (as defined below), and (iii) a 10% Note (the “Exchange Note”) in the principal amount of $266,000 with the original issue date of April 1, 2016 issued pursuant to an assignment and exchange agreement dated April 1, 2016 among Epic Stores Corp., Epic Stores LLC and Old Main.

On January 29, 2016, our subsidiaries jointly and severally agreed to guarantee and act as surety for the payment of the 10% Notes issued or to be issued pursuant to the Purchase Agreement pursuant to a subsidiary guarantee dated January 27, 2016. In addition, on January 29, 2016, Epic Stores Corp. and its subsidiaries entered into a security agreement dated January 27, 2016 with Old Main, pursuant to which Epic Stores Corp. and its subsidiaries agreed to pledge, grant and hypothecate to Old Main a perfected, first priority security interest in and to, a lien upon, and a right of set-off against, all of their respective right, title and interest of whatsoever kind and nature in and to, the collaterals, including all goods, all contract rights and other general intangibles, all accounts, and all investment property and general intangibles respecting ownership and/or other equity interests in each subsidiary of Epic Stores Corp.

On January 29, 2016, we issued Old Main an 8% senior convertible promissory note (the “8% Note”) in the principal amount of $500,000 with the original issue date of January 27, 2016, as amended April 1, 2016, for Old Main’s commitment to the equity line transaction and preparation of the related transaction documents. The 8% Note bears interest at the rate of 8% per annum. All overdue accrued and unpaid interest to be paid under the 8% Note will entail a late fee at an interest rate equal to the lesser of 24% per annum or the maximum rate permitted by applicable law. At any time upon 10 days written notice to the holder of the 8% Note, we may prepay any portion of the principal amount of the 8% Note and any accrued and unpaid interest by paying the principal amount of the 8% Note and interest multiplied by 130%. At any time after the issue date of the 8% Note, the holder may convert the 8% Note into shares of our common stock at the holder’s option. The conversion price will be equal to the lower of (i) $0.98 (the “8% Fixed Conversion Price”), (ii) 50% of the lowest VWAP in the 30 trading days prior to the conversion date, or (iii) the conversion price of any other 8% Note. If we sell or issue any common stock or certain common stock equivalents at an effective price per share that is lower than the 8% Fixed Conversion Price, the conversion price will be reduced to equal to such lower price.

Old Main is an accredited investor (as that term is defined in Regulation D of the Securities Act), and in issuing the above securities to Old Main, we relied on and intend to rely on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgated thereunder and/or Section 4(a)(2) of the Securities Act.

Under these agreements, Old Main currently has the ability to cause our company to issue up to 6,197,552 shares of our common stock, subject to a beneficial ownership limitation which limits the total holdings of Old Main at any one time to 4.99% (subject to the adjustments in accordance with the terms of the convertible notes) of our issued and outstanding common stock.

The following table sets forth the terms of the outstanding convertible notes issued or to be issued to Old Main.

Summary of Old Main Convertible Note Financing
							Number of shares issuable upon conversion

Issuance date	Note holder	Interest rate	Current Conversion price	Principal	Interest	Maturity date
January 27, 2016	Old Main	8%	0.25	500,000	11,555	January 27, 2017	2,046,220
January 27, 2016	Old Main	10%	0.25	271,739	13,587	January 27, 2017	1,141,304
February 26, 2016	Old Main	10%	0.25	181,857	-	September 26, 2016	727,428
April 1, 2016	Old Main	10%	0.25	271,739	13,587	April 1, 2017	1,141,304
April 15, 2016	Old Main	10%	0.25	135,869	6,793	April 15, 2017	570,648
Upon S-1 effectiveness	Old Main	10%	0.25	135,869	6,793	1 year from issuance	570,648
Total				1,497,073	52,315		6,197,552

The conversion price of the convertible notes issued or to be issued to Old Main is based upon the trading prices of our common stock at the time of such conversion. If the trading prices of the common stock are low when the conversion price of the convertible notes is determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders. In addition, if Old Main converts its notes and sell our common stock, this could result in an imbalance of supply and demand for our common stock and reduce our stock price. The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.

In addition, the number of shares issuable upon conversion of the convertible notes is potentially limitless. While the overall ownership by Old Main of the convertible notes at any one moment is limited to 4.99% (subject to the adjustments in accordance with the terms of the convertible notes) of the outstanding shares of our common stock, Old Main is free to sell any shares it owns into the market, which have been issued to it, thereby enabling it to convert the remaining convertible notes.

10. STOCKHOLDERS’ DEFICIT

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

Common Stock

The Company is authorized to issue 687,500,000 shares of common stock having a par value of $0.0001 per share. The Company had 38,680,263 and 38,123,120 issued and outstanding shares of common stock as of March 31, 2016 and December 31, 2015, respectively.

On January 24, 2016, we issued 200,000 shares of common stock to Vista Partners LLC (“Vista”) pursuant to the terms of a letter agreement dated July 24, 2015 between our company and Vista pursuant to which Vista agreed to provide investor relations services to our company in consideration of the payment of a monthly fee of $15,000 per month and the issuance of 200,000 shares of our common stock for each six-month term of the agreement. The shares were valued at $1.06 per share or $212,000. The securities were issued to one accredited investor (as that term is defined in Regulation D of the Securities Act of 1933, as amended) relying on Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 25, 2016, the Company sold an aggregate of 357,143 shares of common stock at a price of $0.70 per share for gross proceeds of US $250,000. The Company issued the shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction in which the Company relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

11. STOCK OPTIONS AND WARRANTS

The following is a summary of warrant activity during the quarter ended March 31, 2016:

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, December 31, 2015	6,265,286	$0.73
Warrants granted and assumed	228,000	1.02
Warrants expired	—	—
Warrants cancelled	—	—
Warrants exercised	—	—
Balance, March 31, 2016	6,493,286	$0.74

All warrants outstanding as of March 31, 2016 are exercisable.

On January 25, 2016, the Company entered into an amending agreement with the Company’s wholly-owned subsidiary, Epic Stores, LLC, and Epic Store Funding Corp. amending the note purchase agreement dated April 16, 2015. In consideration of the amendments, the Company agreed to issue Funding Corp, 145,000 stock purchase warrants, plus commencing on January 8, 2016, 1,000 warrants per day until the date of repayment of all amounts owing under the note.

Under this agreement the Company has issued 228,000 stock warrants as of March 31, 2016. Each warrant will be exercisable into one share of the Company’s common stock at a price of $1.02 per share until the date that is two years from the date of issuance. These warrants were valued using the black-scholes method and an expense of 81,528 was recorded to interest expense.

12. COMMITMENTS AND CONTINGENCIES

The Company does not have any off-balance sheet transactions.

Contractual Obligations

The following illustrates the Company’s contractual obligations as of March 31, 2016 and the respective future commitments related to same:

		Year 1	Year 2	Year 3	Year 4	Year 5
	Total	December 2016	December 2017	December 2018	December 2019	December 2020	Thereafter
Long-Term Debt Obligations	$250,000	$—	$—	250,000	$—	$—	$—
Current Convertible Debt Obligations	$611,428	$611,428	$—	—	$—	$—	$—
Current Debt Obligations	$1,254,648	$1,254,648	$—	—	$—	$—	$—
Capital Leases	$143,558	$35,607	$47,996	34,886	$17,287	$7,782	$—
Operating Lease Obligations	$14,845,173	$1,506,638	$2,061,836	2,036,119	$1,725,979	$1,644,042	$5,870,559
Total	$17,104,807	$3,408,321	$2,109,832	2,321,005	$1,743,266	$1,651,824	$5,870,559

Property Lease Obligations. The Company has entered into various operating lease agreements with terms ranging from 5 to 10 years that expire between May 2016 and June 2025. In almost all cases the rent agreements provide for annual rent escalations and abatements. In accordance with ASC 840, the Company has recorded all of the leases on a straight-line basis over the respective lease term. The difference between the rent recorded under ASC 840 and actual lease payments is reflected as deferred rent in the accompanying financial statements. The Company has recorded deferred rent of $1,408,841 as of March 31, 2016 and rent expense of $628,902 and $652,100 for the three months ended March 31, 2016 and 2015, respectively.

The remaining aggregate lease payments under the operating leases for the Company’s facilities as of March 31, 2016 are as follows:

2016	$1,506,638
2017	2,061,836
2018	2,036,119
2019	1,725,979
2020	1,644,042
Thereafter	5,870,559
$14,845,173

13. INCENTIVES FROM LESSORS

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

Amortization of the incentives from lessors was $13,206 for the three months ended March 31, 2016.

14.    SUBSEQUENT EVENTS

Amendment to Securities Purchase Agreement

On April 1, 2016, Epic Stores Corp. (“Epic”) entered into an Amendment to Securities Purchase Agreement (the “Amendment to Purchase Agreement”) with Old Main Capital, LLC (“Old Main”), whereby the parties agreed to amend the Securities Purchase Agreement dated as of January 27, 2016 (the “Purchase Agreement”).

Pursuant to the terms of the Amendment to Purchase Agreement, the parties agreed to:

(a)	increase the subscription from up to $500,000 to up to $750,000 corresponding to an aggregate amount of $815,217 in principal amount of Notes. The purchase will occur in up to four tranches, with the first tranche of $250,000 being closed upon the execution of the Purchase Agreement, the second tranche of $250,000 occurring within three trading days after filing of Epic’s Annual Report on Form 10-K, the third tranche of $125,000 occurring the Friday after three (3) trading days after the filing date and the fourth tranche of $125,000 occurring the Friday after three (3) trading days after the date that the Registration Statement is declared effective by the SEC; and

(b)	remove the right of first refusal clause of the Purchase Agreement and add a “Variable Rate Transactions” clause whereby until such time as no Purchaser holds any Notes or Underlying Shares, Epic shall be prohibited from effecting or entering into an agreement to effect any issuance by Epic or any of its subsidiaries of common stock or common stock equivalents (or a combination of units thereof) involving a Variable Rate Transaction.

Amendment to Convertible Promissory Notes

On April 1, 2016, Epic entered into an Amendment to Convertible Promissory Notes dated April 1, 2016 (the “Amendment”) with Old Main, amending each of the 8% Senior Convertible Promissory Notes, dated as of January 27, 2016, issued by Epic to Old Main (the “8% Note”) and each of the 10% Senior Secured Convertible Promissory Notes (each, a “10% Note” and together with the 8% Note, a “Note”) issued by Epic to Old Main pursuant to the Purchase Agreement.

There is currently an existing event of default (the “Default”) based on the failure of Epic to file a registration statement by no later than the 45th calendar day after the initial closing date of January 29, 2016.

Pursuant to the Amendment, the parties agreed:

(a)	to amend the conversion price of each of the 10% Notes to be equal to the lower of (i) 64% of the lowest VWAP in the five (5) trading days prior to the closing date, (ii) 50% of the lowest VWAP of the common stock in the thirty (30) trading days prior to the conversion date, or (iii) the conversion price of any other Note;

(b)	to amend the conversion price of each of the 8% Notes to be equal to the lower of (i) 94% of the lowest VWAP during the ten (10) trading days prior to the original issue date, (ii) 50% of the lowest VWAP of the common stock in the thirty (30) trading days prior to the conversion date, or (iii) the conversion price of any other Note; and

(c)	waive the Default.

Amendment to Registration Rights Agreement

On April 1, 2016, Epic entered into an Amendment to Registration Rights Agreement (the “Amendment to Registration Rights Agreement”) with Old Main, whereby the parties agreed to amend the Registration Rights Agreement dated as of January 27, 2016 (the “Registration Rights Agreement”).

Pursuant to the terms of the Amendment to Registration Rights Agreement, the parties agreed to:

(a)	add a new definition for “Notes”, which includes the addition of (i) that certain 8% Senior Convertible Promissory Note in the principal amount of $500,000 issued by Epic to Old Main on January 27, 2016 and (ii) that certain 10% Senior Secured Convertible Promissory Note in the principal amount of $266,000 issued by Epic to Old Mail on April 1, 2016;

(b)	add a requirement that if the Initial Registration Statement is not filed within fifteen (15) calendar days after Epic filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, then (i) the outstanding principal amount of each Note shall be automatically increased by 10%, and (ii) the definition of “Alternate Conversion Price” in each of the Notes shall be automatically amended to read as follows: “’Alternate Conversion Price’ means 40% of the lowest VWAP in the thirty (30) days prior to the Conversion Date”.

Issuance of New Convertible Notes

On April 1, 2016, Epic issued Old Main a new 10% Note in the principal amount of $271,739 with the original issue date of April 1, 2016 in exchange for $250,000 pursuant to the Amended Purchase Agreement. The 10% Notes will bear interest at the rate of 10% per annum, which interest amount will be guaranteed for six months and such interest due on the 10% Notes for a period of six months will be deemed earned as of the original issue date of the 10% Notes. All overdue accrued and unpaid interest to be paid under the Notes will entail a late fee at an interest rate equal to the lesser of 24% per annum or the maximum rate permitted by applicable law. At any time upon 10 days written notice to the holder of the 10% Notes, Epic may prepay any portion of the principal amount of the 10% Note and any accrued and unpaid interest by paying the principal amount of the 10% Notes and interest multiplied by 130%. At the earlier of the six months anniversary of the closing date or the SEC Effective Date, Epic must redeem 1/12th of the face amount of the 10% Notes and any accrued but unpaid interest on a bi-weekly basis. Such amortization payment may be made, at the option of Epic, in cash or, subject to certain conditions, in common stock of Epic pursuant to the conversion rate equal to the lower of (i) 64% of the lowest daily volume weighted average price of common stock of Epic (the “VWAP”) in the 5 trading prior to the closing date (the “Fixed Conversion Price”), (ii) 50% of the lowest VWAP of the common stock in the thirty (30) trading days prior to the conversion date, or (iii) the conversion price of any other Note. At any time after the issue date of the Notes, the holder may convert the Notes into shares of common stock of Epic at the holder’s option. The conversion price will be the Fixed Conversion Price. If Epic sells or issues its common stock or certain common stock equivalents at an effective price per share that is lower than the Fixed Conversion Price, the conversion price will be reduced to equal to such lower price.

On April 15, 2016, Epic issued Old Main a new 10% Note in the principal amount of $135,870 with the original issue date of April 15, 2016 in exchange for $125,000 pursuant to the Amended Purchase Agreement. The 10% Notes will bear interest at the rate of 10% per annum, which interest amount will be guaranteed for six months and such interest due on the 10% Notes for a period of six months will be deemed earned as of the original issue date of the 10% Notes. All overdue accrued and unpaid interest to be paid under the Notes will entail a late fee at an interest rate equal to the lesser of 24% per annum or the maximum rate permitted by applicable law. At any time upon 10 days written notice to the holder of the 10% Notes, Epic may prepay any portion of the principal amount of the 10% Note and any accrued and unpaid interest by paying the principal amount of the 10% Notes and interest multiplied by 130%. At the earlier of the six months anniversary of the closing date or the SEC Effective Date, Epic must redeem 1/12th of the face amount of the 10% Notes and any accrued but unpaid interest on a bi-weekly basis. Such amortization payment may be made, at the option of Epic, in cash or, subject to certain conditions, in common stock of Epic pursuant to the conversion rate equal to the lower of (i) 64% of the lowest daily volume weighted average price of common stock of Epic (the “VWAP”) in the 5 trading prior to the closing date (the “Fixed Conversion Price”), (ii) 50% of the lowest VWAP of the common stock in the thirty (30) trading days prior to the conversion date, or (iii) the conversion price of any other Note. At any time after the issue date of the Notes, the holder may convert the Notes into shares of common stock of Epic at the holder’s option. The conversion price will be the Fixed Conversion Price. If Epic sells or issues its common stock or certain common stock equivalents at an effective price per share that is lower than the Fixed Conversion Price, the conversion price will be reduced to equal to such lower price.

Old Main is an accredited investor (as that term is defined in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”)), and in issuing the above securities to Old Main, we relied on and intend to rely on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D promulgated thereunder and/or Section 4(a)(2) of the Securities Act.

Assignment and Exchange Note

On April 1, 2016, Epic and Epic Stores LLC, a wholly-owned subsidiary of Epic, entered into an Assignment and Exchange Agreement with Old Main, pursuant to which Epic Stores LLC agreed to assign certain Loan Agreement dated as of February 26, 2016 (the “Old Main Loan”) between Epic Stores LLC and Old Main to Epic, Old Main agreed to surrender the Old Main Loan to Epic Stores Corp. and, in exchange, we agreed to issue Old Main a 10% Note (the “Exchange Note”) in the principal amount of $266,000 with the original issue date of April 1, 2016. On April 1, 2016, we issued the Exchange Note to Old Main. We issued the Exchange Note, relying on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act.

ZSL Assignment agreement

Effective April 5, 2016, we entered into an Assignment Agreement (the “Assignment Agreement”) with Titan Investments, LLC (“Titan”) and ZSL Trust Dated March 12, 2010 (“ZSL”), whereby ZSL agreed to assume our debt to Titan in the amount of $450,000 (the “Loan”). Titan is an entity jointly controlled by Brian Davidson.

As consideration for the assumption of the Loan by ZSL, we agreed to issue a convertible note (the “Note”) to ZSL in the principal amount of $450,000. The Note will have a maturity date of September 30, 2016 and bear interest at the rate of 4% per annum. The principal amount of the Note and accrued interest thereon will be convertible, at the option of ZSL, into shares of our common stock at a conversion price of $0.90 per share.

Issuance of Convertible Notes

On April 19, 2016, the Company issued a secured promissory note to an investor in the principal amount of $290,000. The note carried an original issue discount of $90,000, therefore $200,000 was received by the Company, net of the discount. The loan will be repaid in 126 equal payments of $2,300 and is secured by all assets of the Company. The original issue discount was recorded as a reduction of the principal balance and will be amortized over the life of term of the agreement.

On April 21, 2016, the Company issued a secured promissory note to an investor in the principal amount of $260,000. The note carried an original issue discount of $60,000, therefore $200,000 was received by the Company, net of the discount. The loan will be repaid in 147 equal payments of $1,769 and is secured by all assets of the Company. The original issue discount was recorded as a reduction of the principal balance and will be amortized over the life of term of the agreement.

On May 12, 2016, the Company issued a secured promissory note to an investor in the principal amount of $167,400. The note carried an original issue discount of $43,400, therefore $124,000 was received by the Company, net of the discount. The loan will be repaid in 110 equal payments of $1,522 and is secured by all assets of the Company. The original issue discount was recorded as a reduction of the principal balance and will be amortized over the life of term of the agreement.

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

On February 11, 2015, Epic Stores LLC (“Epic LLC”), a Nevada limited liability company, was formed. On February 11, 2015, Epic 1 merged with and into Epic LLC, with Epic LLC as the surviving corporation, for the purposes of changing its jurisdiction of formation from Arizona to Nevada. On May 4, 2015, Epic Corp. was incorporated under the laws of the State of Nevada. Pursuant to a contribution agreement dated May 12, 2015, Epic LLC contributed all of its assets, including all of the membership interests in Epic 2 and Epic 3, to Epic Corp. On May 21, 2015, Epic LLC and its members executed a conversion and liquidation agreement converting all units of Epic LLC into Class A Units of Epic LLC, which in turn were converted into an aggregate of 10,034,789 shares of common stock of Epic Corp., which were all exchanged for shares of our common stock in connection with the closing of the Exchange Agreement. Upon execution of the conversion and liquidation agreement, the members of Epic LLC authorized its manager to take action as needed to dissolve Epic LLC. As at the date hereof, Epic LLC has not yet been dissolved and continues to be a wholly-owned subsidiary of Epic.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following table provides our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
	2016	2015
Retail revenue	$1,188,504	$1,841,296
Wholesale revenue	$1,245	$138,993
Cost of revenue	$(127,058)	$(517,930)
Gross profit	$1,062,691	$1,462,359
Operating expenses	$2,242,305	$2,681,857
Loss from operations	$(1,179,614)	$(1,219,498)
Interest expenses	$(275,453)	$(30,802)
Commitment fees	$(500,000)	$—
Other income	$2,771	$1,400
Net loss	$(1,952,296)	$(1,248,900)

Revenues

Our retail revenue decreased by $652,792 in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, from $1,841,296 to $1,188,504. The decrease was primarily due to decreased inventory due to budgetary restrictions.

Our wholesale revenue decreased by $137,748 in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, from $138,993 in 2015 to $1,245 in 2016. The decrease was primarily due to a decrease in market price for wholesale goods, which is attributed to decreased demand in export markets and the current strength of the U.S. dollar. The wholesale market is driven by export to foreign markets. Buyers pay by the pound for wholesale product, typically on the expectation that they will be able to sell overseas for a profit. If such markets are experiencing a slowdown, it has a negative impact on our wholesale business.

Gross Profit

Gross profit as a percentage of total revenues for the three months ended March 31, 2016 was 89% as compared to 73.8% for the three months ended March 31, 2015. The increase in gross profit was due to the Company obtaining inventories from lower cost providers.

Cost of Goods Sold

Cost of revenue decreased by $390,872 in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, from $517,930 in 2015 to $127,058 in 2016. The decrease in cost of revenue was primarily due to the Company obtaining inventories from lower cost providers.

Operating Expenses

During the three months ended March 31, 2016, we incurred general and administrative expenses of approximately $327,746, payroll and related expenses of $883,907, rent expense of $628,902, professional fees of $332,375 and depreciation and amortization expenses of $69,375, compared to general and administrative expenses of $626,847, payroll and related expenses of $1,208,009, rent expense of $652,100, professional fees of $137,610 and depreciation and amortization expense of $57,291 during the three months ended March 31, 2015. The decrease of $439,552 in operating expenses incurred during the three month period ended March 31, 2016, as compared to the three month period ended March 31, 2015, was mainly related to a decrease in general and administrative expenses of $299,101, payroll and related expenses of $324,102 and rent expense of $23,198, offset by an increase in professional fees of $194,765 and depreciation and amortization expense of $12,084. The decreases were mainly the result of reduced spending due to budgetary constraints, while the increases were primarily related to the professional fees incurred to prepare our public filings.

Interest

Interest expense increased from ($30,802) in the three months ended March 31, 2015 to ($275,453) in the three months ended March 31, 2016. The increase of $244,651 was due to increased debt financing and related interest.

Commitment Fees

Commitment fees increased from $nil in the three months ended March 31, 2015 to ($500,000) in the three months ended March 31, 2016. The increase of $500,000 was due to commitment fees charged by Old Main, LLC on the January 27, 2016 financing agreement.

Other Income

Other income increased from $1,400 in the three months ended March 31, 2015 to $2,771 in the three months ended March 31, 2016. The increase of $1,371 was due to an increase in consulting income.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of March 31, 2016 and December 31, 2015:

Balance Sheet Date	March 31, 2016 (unaudited)	December 31, 2015 (audited)	(Decrease) / Increase
Cash	$—	$—	$—
Total current assets	$203,578	$110,242	$93,336
Total current liabilities	$4,341,410	$2,966,060	$1,375,350
Working capital (deficiency)	$(4,137,832)	$(2,855,818)	$(1,282,014)

Our working capital decreased as of March 31, 2016 as compared to December 31, 2015 due to an increase in accounts payable of $374,446, an increase in accounts payable to related parties of $22,877, an increase in bank overdraw of $34,770, an increase in deferred rents – current portion of $4,592, an increase in equipment loan – current portion of $8,441, an increase in convertible notes of $611,423 and an increase in loans from related parties of $358,475, offset by a decrease in notes payable – current portion of $39,679.

Cash Flows

	For the Three Months Ended March 31,
	2016	2015

Cash flows used in operating activities	$(1,178,756)	$(769,570)
Cash flows used in investing activities	$—	$(274,380)
Cash flows provided by financing activities	$1,178,756	$1,012,121
Net increase (decrease) in cash during period	$—	$(31,829)

Cash Flows from Operating Activities

For the three months ended March 31, 2016, our cash flows used in operating activities amounted to $1,178,756, compared to cash used in the three months ended March 31, 2015 of $769,570. The primary reason for the change relates to increase in net loss offset mainly by depreciation and amortization, stock based compensation, a decrease in deferred rents and an increase in accounts payable.

Cash Flows from Investing Activities

Our cash used in investing activities amounted to $nil for the three months ended March 31, 2016, as compared to $274,380 for the three months ended March 31, 2015. The primary reason for the change relates to a decrease in investments in tenant improvements and fixtures for stores.

Cash Flows from Financing Activities

Our cash provided by financing activities for the three months ended March 31, 2016 amounted to $1,178,756, consisting primarily of $250,000 from proceeds received from the issuance of common stock, $740,000 from proceeds received from convertible notes payable borrowing, $205,000 from proceeds received from notes payable borrowing and $358,475 received from proceeds from related party debts. Cash provided by financing activities in the three months ended March 31, 2015 amounted to $1,012,121, consisting primarily of $400,000 from proceeds received from the issuance of common stock and $850,000 from notes payable borrowing.

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

Going Concern

Our auditors issued a going concern opinion on our financial statements for the year ended December 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  There is no assurance we will ever reach this point. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures were not effective: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (ii) matters related to the transition of management in connection with the closing of the Exchange Agreement on June 24, 2015.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2016: (i) adopt sufficient written policies and procedures for accounting and financial reporting, and (ii) provide our new management with additional guidance regarding the financial monitoring and reporting responsibilities associated with being a reporting company. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pursuant to the terms of the settlement agreement, HH has agreed to settle its claims against our company in exchange for payment of $200,000, which is to be paid according to the following schedule: (i) $17,000 on or before January 5, 2016 (which has been paid); (ii) $2,000 on or before January 11, 2016 (which has been paid); (iii) $2,000 each week thereafter until March 7, 2016(which has been paid); and (iv) $5,000 on March 15, 2016(which has been paid); and (v) $5,000 on March 25, 2016(which has been paid); and (vi) $10,000 on April 1, 2016(which has been paid); and (vii) $5,000 on April 18, 2016(which has been paid); and (viii) $15,000 on May 1, 2016(which has been paid); and (ix) the remaining $165,000 on or before May 31, 2016 (each, a “Settlement Installment”).

In connection with the foregoing, we agreed to deliver an executed stipulation to judgment to HH, which provides for the entry of a judgment in the lawsuit in favor of HH in the amount of $335,000. In the event that any of the Settlement Installments are not made in the time provided in the settlement agreement (after giving effect to any applicable grace periods), HH will be entitled to immediately file the stipulation with the court, and lodge the judgment for immediate entry by the court, provided that the amounts of any Settlement Installments we have previously paid will be deemed payments against the judgment. Assuming we pay all Settlement Installments as provided in the settlement agreement, HH agreed to destroy the executed stipulation and dismiss the lawsuit, and HH agreed to release our company from any claims related to the lawsuit, the lease and the leased premises.

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

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our company obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to significantly curtail or cease operations. In its report on our financial statements for the year ended December 31, 2015, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We are currently authorized to issue up to 687,500,000 shares of common stock and 10,000,000 shares of preferred stock, of which 38,680,263 shares of common stock and no shares of preferred stock are currently issued and outstanding. We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date hereof, our executive officers and directors beneficially own approximately 26.7% of our outstanding voting stock, on an undiluted basis. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our company’s other stockholders may vote, including the following actions:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

On April 16, 2015, Epic Corp., an entity that is not related to the Company, issued a secured convertible promissory note to an investor in the principal amount of $200,000. The note bears a 23% annual interest rate and matured on June 30, 2015. The note was convertible into one Class B Unit of Epic LLC. The note is secured by all assets of Epic Corp. At the time of issuance, the Company evaluated the conversion feature and determined that the value associated with the conversion feature was $0.

On January 25, 2016, the Company entered into an amending agreement with the Company’s wholly-owned subsidiary, Epic Stores, LLC, and Epic Store Funding Corp. amending the note purchase agreement dated April 16, 2015. Under the terms of the original note purchase agreement, the subsidiary and Funding Corp. agreed that they would use their commercially reasonable efforts to agree upon the price and other terms of securities of the subsidiary into which Funding Corp. could, at its option, convert the principal and interest of the note and, in the event that they were unable to so agree on or prior to the June 30, 2015, the subsidiary would pay Funding Corp., in addition to any other amounts due and owing under the note, a break-up fee of $50,000. The Company completed the acquisition of the subsidiary on June 24, 2015. Notwithstanding that the subsidiary and Funding Corp. had not agreed to conversion terms by June 30, 2015, and the fee was not paid. Pursuant to the terms of the amending agreement entered into on January 25, 2016:

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
(c)	if all amounts owing under the note and the fee, including all accrued but unpaid interest thereon, had not been wired to Funding Corp. on or prior to February 2, 2016, the Company would be required to pay Funding Corp. an additional $25,000 on February 2, 2016, with interest at the rate of 23% per annum to accrue with respect to such $25,000 effective as of February 2, 2016 in the event such payment is not made on February 2, 2016.

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

As of the March 31, 2016, neither the original principal balance or the penalties had been paid. The penalties have been added to the principal balance of the note and $275,000 in principal remained outstanding as of March 31, 2016.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description
2.1	Articles of Incorporation (incorporated by reference from our registration statement on Form S-1, as filed on February 26, 2013)
3.1	Bylaws (incorporated by reference from our registration statement on Form S-1, as filed on February 26, 2013)
3.2	Articles of Merger dated effective December 20, 2013 (incorporated by reference from our current report on Form 8-K, as filed on December 21, 2013)
3.3	Certificate of Change dated effective December 20, 2013 (incorporated by reference from our current report on Form 8-K, as filed on December 21, 2013)
3.4	Certificate of Change dated effective December 30, 2013 (incorporated by reference from our current report on Form 8-K, as filed on December 21, 2013)
3.5	Articles of Merger dated effective August 18, 2015 (incorporated by reference from our current report on Form 8-K, as filed on August 19, 2015)
3.6	Certificate of Change dated effective August 18, 2015 (incorporated by reference from our current report on Form 8-K, as filed on August 18, 2015)
3.7	Articles of Incorporation (incorporated by reference from our registration statement on Form S-1, as filed on February 26, 2013)
10.1	Share cancellation agreement dated June 24, 2015 between our company and John Kitchen (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.2	Share cancellation agreement dated June 24, 2015 between our company and Linda Miller (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.3	Warrant cancellation agreement dated June 24, 2015 between our company and Paul Medley (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.4	Form of subscription agreement for units dated June 24, 2015 (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.5	Investor rights agreement among our company, Belloc Pty Ltd and the subscribers to the concurrent financing (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.6	Voting agreement dated June 24, 2015 among our company and each of the former stockholders of Epic (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.7	Escrow agreement dated June 24, 2015 among our company, Doney Ventures, Inc. and certain former stockholders of Epic (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.8	Management agreement dated January 1, 2015 between Epic and Brian Davidson (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.9	Management agreement dated January 1, 2015 between Epic and Bob Riggs (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.10	Management agreement dated January 1, 2015 between Epic and Wayne Riggs (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.11	Consulting agreement dated March 3, 2015 between Epic and Bluechip Advisors LLC with respect to the provision of services as Chief Financial Officer by Zach Bradford (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.12	Consulting agreement dated March 3, 2015 between Epic and Bluechip Advisors LLC with respect to the provision of controller and accounting services (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.13	Consulting agreement dated March 3, 2015 between Epic and Bluechip Advisors LLC with respect to the provision of SEC financial reporting services (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
10.14	Form of subscription agreement for units dated effective October 7, 2015 (incorporated by reference from our registration statement on Form S-1/A, as filed on December 10, 2015)
10.15	Form of subscription agreement for units dated effective November 20, 2015 (incorporated by reference from our registration statement on Form S-1/A, as filed on December 10, 2015)
10.16	Form of subscription agreement for units dated effective December 10, 2015 (incorporated by reference from our registration statement on Form S-1/A, as filed on January 21, 2016)
10.17	Form of subscription agreement for units dated effective December 31, 2015 (incorporated by reference from our registration statement on Form S-1/A, as filed on January 21, 2016)
10.18	Settlement agreement dated January 5, 2016 among HH-Poca Fiesta, LLC, Epic, Epic Stores, L.L.C. and Epic Stores, LLC. (incorporated by reference from our current report on Form 8-K, as filed on January 13, 2016)
10.19	Amending Agreement dated January 25, 2016 (incorporated by reference from our current report on Form 8-K, as filed on February 2, 2016)

10.20	Securities Purchase Agreement dated January 27, 2016 (incorporated by reference from our current report on Form 8-K, as filed on February 4, 2016)
10.21	10% Senior Secured Convertible Promissory Note Due January 27, 2017 (incorporated by reference from our current report on Form 8-K, as filed on February 4, 2016)
10.22	Registration Rights Agreement dated January 27, 2016 (incorporated by reference from our current report on Form 8-K, as filed on February 4, 2016)
10.23	Security Agreement dated January 27, 2016 (incorporated by reference from our current report on Form 8-K, as filed on February 4, 2016)
10.24	Subsidiary Guarantee dated January 27, 2016 (incorporated by reference from our current report on Form 8-K, as filed on February 4, 2016)
10.25	8% Senior Convertible Promissory Note Due January 27, 2017 (incorporated by reference from our current report on Form 8-K, as filed on February 4, 2016)
10.26	Leak-Out Agreement dated January 27, 2016 (incorporated by reference from our current report on Form 8-K, as filed on February 4, 2016)
10.27	Secured Promissory Note dated February 26, 2016 (incorporated by reference from our current report on Form 8-K, as filed on March 2, 2016)
10.28	Amendment to Securities Purchase Agreement dated April 1, 2016 (incorporated by reference from our current report on Form 8-K, as filed on April 6, 2016)
10.29	Amendment to Registration Rights Agreement dated April 1, 2016 (incorporated by reference from our current report on Form 8-K, as filed on April 6, 2016)
10.30	Amendment to Convertible Promissory Notes dated April 1, 2016 (incorporated by reference from our current report on Form 8-K, as filed on April 6, 2016)
10.31	10% Senior Secured Convertible Promissory Note Due April 1, 2017 (incorporated by reference from our current report on Form 8-K, as filed on April 6, 2016)
10.32	Assignment and Exchange Note dated April 1, 2016 (incorporated by reference from our current report on Form 8-K, as filed on April 6, 2016)
10.33	10% Senior Convertible Promissory Note in the principal amount of $266,000 due April 1, 2017 (incorporated by reference from our current report on Form 8-K, as filed on April 6, 2016)
10.34	Assignment Agreement dated April 5, 2016 (incorporated by reference from our current report on Form 8-K, as filed on April 11, 2016)
10.35	Convertible Promissory Note dated April 5, 2016 issued to ZSL Trust Dated March 12, 2010 (incorporated by reference from our registration statement on Form S-1, as filed on April 12, 2016)
16.1	Letter from Sadler, Gibb & Associates, LLC (incorporated by reference from our current report on Form 8-K, as filed on June 30, 2015)
16.2	Letter from De Joya Griffith, LLC (incorporated by reference from our current report on Form 8-K, as filed on August 10, 2015)
21.1

Wholly-owned subsidiaries of Epic Stores Corp.:
Epic Stores Corp., a Nevada corporation
Epic Stores, LLC, a Nevada limited liability company
Epic Stores 2 LLC, a Nevada limited liability company
Epic Stores III LLC, a Nevada limited liability company

Variable interest entity of Epic Stores Corp.:
Atlas Global LLC, an Arizona limited liability company

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculations
101.DEF*	XBRL Taxonomy Extension Definitions
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIC STORES CORP.
(Registrant)

Dated: May 23, 2016	/s/ Brian Davidson
Brian Davidson
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: May 23, 2016	/s/ Zach Bradford
Zach Bradford
Chief Financial Officer and Director
(Principal Financial Officer, and Principal Accounting Officer)

